Form 10-Q
period 1996-06-30
TMP INLAND EMPIRE II LTD
filed 1996-08-08
CIK 885394

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549


                              FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d)
                                of
                The Securities Exchange Act of 1934

            for the Quarterly Period ended June 30, 1996


                     Commission File No. 0-19963


                     TMP INLAND EMPIRE II, LTD.
                  A CALIFORNIA LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)


     CALIFORNIA                            33-0311624
(State or other jurisdiction  (I.R.S.Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235                    92705
Santa Ana, California                                  (Zip Code)
(Address of principal executive office)

                         (714) 836-5503
     (Registrant's telephone number, including area code)

                      ______________________

Indicate by check mark whether Registrant has [1] filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and [2] has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following financial statements are filed as a part of this Form 10-Q:

Balance Sheets as of June 30, 1996 and December 31, 1995

Statements of Income for the Three and Six Months ended June 30, 1996 and 1995

Statements of Cash Flows for the Six Months ended June 30, 1996, and  1995

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                    TMP INLAND EMPIRE II, LTD.
                 a California Limited Partnership


                          Balance Sheets

                                        June 30,     December 31,
                                          1996           1996

Assets
Cash                                   $29, 212            $51,759
Investment in Unimproved Land        $3,653,546         $3,631,023
Organizational Costs, Net                   $77               $677

     Total Assets                    $3,682,836         $3,683,459


Liabilites and Partners Capital

Accounts Payable and Accrued
Liabilities                               $362                $800
Commission Payable                     $90,000             $90,000

     Total Liabilities                  $90,362            $90,800

Partners' Capital

     General Partners                  ($28,658)          ($28,656)
     Limited Partners 7,250 equity
     units authorized and outstanding $3,621,130         $3,621,315

     Total Partners Capital           $3,592,474         $3,592,659

Total Liabilites and
Partners' Capital                     $3,682,836          $3,683,459


             TMP INLAND EMPIRE II, LTD.
          a California Limited Partnership

                Statements of Income

                         Three Months Ended     Six Months Ended
                         June 30    June 30    June 30    June 30
                           1996       1995       1996       1995

Land Sales                    $0         $0         $0         $0
Cost of Land Sales            $0         $0         $0         $0

  Gross Profit                $0         $0         $0         $0

Interest and Other Income    $53       $412       $415       $877

General and Admin.
Expense                   ($353)       $300       $600       $600

  Net Income                $406       $112     ($185)       $277

Allocation of Net Income (Loss) (Note 2)

     General Partners       $  4         $1       ($2)          $3

     Limited Partners       $402        $111     ($183)        $274

     Limited Partners, per unit

</Table


                    TMP INLAND EMPIRE II, LTD.
                 a California Limited Partnership

                      Statement of Cash Flows


                                Six Months      Six Months
                                  Ended            Ended
                               June 30,1996    June 30, 1995
Operating Activities

Net Income                          $      (185)    $         277

Add Non-Casb Items:
Amortization                                 600              600

Changes In:

  Prepaid Assets                               -                -
  Accounts Payable                         (439)          (1,342)
  Commissions Payable                          -                -

     Net Cash Provided by (Used In)
     Operating Activities                   (24)            (742)


Investing Activities

Investment in Land                      (22,523)         (18,864)
  Net Cash Provided by (Used In)
  Investing Activities                  (22,523)         (18,864)


Financing Activities

  Net Cash Provided by (Used In)
  Financing Activities                         -                -


Increase (Decrease) in Cash             (22,547)         (19,379)

Beginning Cash                            51,759           78,671

Ending Cash                         $     29,212    $      59,342


</Table

                      TMP INLAND EMPIRE II, LTD
                   a California Limited Partnership

                 Notes to the Financial Statements
              For the Six Months Ended June 30, 1996
(Unaudited)


NOTE 1 -  Summary of Significant Accounting Policies

Accounting Method - TMP Inland Empire II, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992.

Investment in Unimproved Land - The Partnership's land is stated at the lower of actual cost or market value, based on specific identification.  All costs associated with the acquisition of a property are capitalized.  In addition, the Partnership capitalizes all carrying costs.

Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable at the partner level.  Accordingly, no provision for federal income taxes is provided.


NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-
compounded return of six percent per annum based on their adjusted capital account balances.  At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners.

As of June 30, 1996 and 1995, profits, losses and cash distributions were allocated
99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Commissions Payable

As of June 30, 1996 and 1995, the Partnership had a payable to a related party for services rendered relating to sales of properties prior to 1990.











                   TMP INLAND EMPIRE II, LTD.
                 a California Limited Partnership
             For the Six Months Ended June 30, 1996


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.

Partnership revenues during the three and six month periods ended June 30, 1996 and
1995 consisted primarily of interest earned on funds held in reserve.
No properties were sold during the periods presented.

Investing activities for the Six Months ended June 30, 1996 and 1995 used approximately $23,000 and $19,000, respectively, most of which was used to pay development and carrying costs of the land held for investment.


The Partnership had one property at June 30, 1996 which is being held for ppreciation and resale. Upon the property sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up the partnership operations, to the partners.

Management believes that cash reserves as of June 30, 1996 are sufficient to meet the anticipated cash requirements of the Partnership for the next twelve months.








Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1996


					TMP INLAND EMPIRE II, LTD.
					a California Limited Partnership

					By:  TMP Investments, Inc., as General Partner

								\s\ William O. Passo
							By:___________________________________
								William O. Passo, President

								\s\ Jenny Rex
							By:___________________________________
								Jenny Rex, Secretary

								\s\ Michael Sun
							By:___________________________________
								Michael Sun, Chief Financial Officer

						By:  TMP Properties, a California General
							Partnership as General Partner

								\s\ William O. Passo
							By:___________________________________
								William O. Passo, General Partner

								\s\ Anthony W. Thompson
							By:___________________________________
								Anthony W. Thompson, General Partner

								\s\ Scott E. McDaniel
							By ____________________________________
								Scott E. McDaniel



