Form 10-Q
period 1996-09-30
TMP INLAND EMPIRE II LTD
filed 1996-11-15
CIK 885394

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.   20549


                              FORM 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d)
                                of
                The Securities Exchange Act of 1934

            for the Quarterly Period ended September 30, 1996


                     Commission File No. 0-19963


                     TMP INLAND EMPIRE II, LTD.
                  A CALIFORNIA LIMITED PARTNERSHIP
        (Exact name of registrant as specified in its charter)


     CALIFORNIA                                    33-0311624
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235                    92705
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

Balance Sheets as of September 30, 1996 and December 31, 1995

Statements of Income for the Three and Nine Months ended
September 30, 1996 and 1995

Statements of Cash Flows for the Nine Months ended
September 30, 1996, and  1995

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1996 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                    TMP INLAND EMPIRE II, LTD.
                 a California Limited Partnership


                          Balance Sheets

                                        September 30,     December 31,
                                             1996           1996

Assets
Cash                                       $28,035            $51,759
Investment in Unimproved Land           $3,656,304         $3,631,023
Organizational Costs, Net                   $ -                  $677

     Total Assets                       $3,684,339         $3,683,459


Liabilities and Partners Capital

Accounts Payable and Accrued
Liabilities                               $  1,772                $800
Commission Payable (Note 3)                $90,000             $90,000

     Total Liabilities                     $91,772             $90,800

Partners' Capital

     General Partners                     ($28,657)            ($28,656)
     Limited Partners 7,250 equity
     units authorized and outstanding   $3,621,224            $3,621,315

     Total Partners Capital             $3,592,567            $3,592,659

Total Liabilities and
Partners' Capital                       $3,684,339            $3,683,459


                             TMP INLAND EMPIRE II, LTD.
                         a California Limited Partnership

                              Statements of Income

                           Three Months Ended      Nine Months Ended
                          Sept. 30    Sept. 30    Sept. 30    Sept. 30
                            1996       1995       1996       1995

Land Sales                    $0         $0         $0         $0
Cost of Land Sales            $0         $0         $0         $0

  Gross Profit                $0         $0         $0         $0

Interest and Other Income   $170       $401       $585       $1,278

General and Admin.
Expense                      $77       $300       $677        $900

  Net Income (Loss)          $93       $101       ($92)       $378

Allocation of Net Income (Loss) (Note 2)

     General Partners         $1         $1        ($1)          $4

     Limited Partners        $92        $100      ($91)        $374

     Limited Partners, per unit
                            $0.01       $0.01    ($0.01)        $0.05

</Table


                    TMP INLAND EMPIRE II, LTD.
                 a California Limited Partnership

                      Statement of Cash Flows


                                  Nine Months      Nine Months
                                    Ended            Ended
                               September 30,1996    September 30, 1995
Operating Activities

Net Income (Loss)                 ($  92)           $   378

Add Non-Cash Items:
Amortization                          677                900

Changes In:

  Investment in Land                (25,281)           (21,982)
  Accounts Payable                      972                612
  Commissions Payable                   -                   -

     Net Cash Provided by (Used In)
     Operating Activities            (23,724)           (20,092)

Increase (Decrease) in Cash          (23,724)           (20,092)

Beginning Cash                        51,759              78,671

Ending Cash                        $  28,035            $ 58,579


</Table

                      TMP INLAND EMPIRE II, LTD
                   a California Limited Partnership

                 Notes to the Financial Statements
              For the Nine Months Ended September 30, 1996
(Unaudited)


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

As of September 30, 1996 and 1995, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Commissions Payable

As of September 30, 1996 and 1995, the Partnership had a payable to a related party for services rendered relating to sales of properties prior to 1990.











                       TMP INLAND EMPIRE II, LTD.
                    a California Limited Partnership
             For the Three and Nine Months Ended September 30, 1996


Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.

Partnership revenues during the three and nine month periods ended September 30, 1996 and 1995 consisted primarily of interest earned on funds held in reserve.
No properties were sold during the periods presented.

Operating activities for the nine months ended September 30, 1996 and 1995 used approximately $24,000 and $20,000, respectively, most of which was used to pay development and carrying costs of the land held for investment.


The Partnership had one property at September 30, 1996 which is being held for appreciation and resale. Upon the property sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up the partnership operations, to the partners.

Management believes that cash reserves as of September 30, 1996 are sufficient to meet the anticipated cash requirements of the Partnership for the next twelve
months.   In the even the Partnership has insufficient cash to cover operating costs, management will attempt to procure a loan secured by Partnership land, or withhold payment of certain expenses such as property taxes.


Signatures

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 12, 1996


					TMP INLAND EMPIRE II, LTD.
					a California Limited Partnership

					By:  TMP Investments, Inc., as General Partner

								By: \s\ William O. Passo
								William O. Passo, President

								By: \s\ Jenny Rex
								Jenny Rex, Secretary

								By: \s\ Michael Sun
								Michael Sun, Chief Financial Officer

						By:  TMP Properties, a California General
							Partnership as General Partner

		      By: \s\ William O. Passo
			     William O. Passo, General Partner

							 By: \s\ Anthony W. Thompson
								Anthony W. Thompson,General Partner

								By: \s\ Scott E. McDaniel
								Scott E. McDaniel, General Partner





