Form 10-K
period 1996-12-31
TMP INLAND EMPIRE II LTD
filed 1997-03-31
CIK 885394

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               _________________


                                   FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                For the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 (No Fee Required). For the transition from _________to____________

                               _________________

                          COMMISSION FILE NO. 0-19963


                          TMP INLAND EMPIRE II, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                 33-0311624
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

  801 N. PARKCENTER DRIVE, SUITE 235                     92705
       SANTA ANA, CALIFORNIA                           (Zip Code)
(Address of principal executive office)


                                 (714) 836-5503
              (Registrant's telephone number, including area code)


Securities to be registered pursuant to Section 12(b) of the Act:

        Title of each class                     Name of each exchange on which
        to be so registered                     each class is to be registered

                 N/A                                        N/A

Securities to be registered pursuant to Section 12(g) of the Act:



                     UNITS OF LIMITED PARTNERSHIP INTEREST
                     _____________________________________

                                (Title of Class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

                                     PART I


ITEM 1(A).       BUSINESS

INTRODUCTION

         TMP INLAND EMPIRE II, LTD., a California Limited Partnership (the "Partnership"), is a California limited partnership formed in August, 1988, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners (the "General Partners"). The Partnership was formed to acquire, form nonaffiliated person, parcels of unimproved real property (the "Properties") located primarily in San Bernardino County, California. A total of three properties were purchased.
Two were sold and proceeds distributed. The last remaining parcel totaling 18 acres has been zoned commercial.

         The remaining Property will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner, or it may be traded for an income producing shopping center or apartment complex. If the Property or portions there of is developed, the General Partners intend to hold and manage the same for the production of income until such time that they determine a sale would be in the best interest of the Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

         TMP Inland Empire II, Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"). The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which is being filed as an Exhibit to this Form 10.

         DESCRIPTION OF LIMITED PARTNERSHIP UNITS. The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units for all cash in multiples of $1,000 per Unit. A total of 7,250 Limited Partnerships Units are outstanding and it is not anticipated that any additional Limited Partnership Units will be issued in the future. Outstanding Units are fully paid and nonassessable. Between August, 1988 and January, 1989, the Partnership sold an aggregate of 7,250 Units at a price of $1,000 per Unit, or an aggregate of $7,250,000.

         THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. In the course of their management, the General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, Affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

         LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not be liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

         The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

         TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

        1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the business of the Partnership and elect, by unanimous consent, one or more new General Partners to continue the Partnership's business;

        2. A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

        3. The removal of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the Partnership and elect, by a Majority Vote of the total outstanding Units, one or more new General Partners to continue the Partnership business.

         VOTING RIGHTS OF LIMITED PARTNERS. The voting rights of the Limited Partners are set forth in Section 6 of the Partnership Agreement. The Limited Partners have the right to vote upon the following matters affecting the basic structure of the Partnership:

        1. Amendment of the Partnership Agreement (except for amendments which do not affect the rights of the Limited Partners);

        2.      Removal of a General Partner;

        3.      Admission of a General Partner;

        4. The sale of all, or a substantial part, of the assets of the Partnership other than in the ordinary course of business;

        5. The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankruptcy, death, or dissolution of the sole remaining General Partner;

        6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the sole remaining General Partner; or

        7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

         A majority Vote of the Limited Partnership shall be required for the matters set forth above to pass and become effective, except for the matters specified in Item 5, which shall require the unanimous consent of the Limited Partners.

         The General Partners may at any time call a meeting of the Limited Partners or for a vote, without a meeting, of the Limited Partners on matters on which they are entitled to vote, and shall call for such meeting or vote following receipt of written request therefor of Limited Partners holding 10% or more of the total outstanding Units.

         Each Limited Partnership Unit shall have equal voting rights.

         TRANSFERABILITY OF UNITS. Holders of Units shall have the right to assign one or more whole Units by written instrument the terms of which are not in contravention of any of the provisions of the Partnership Agreement.

         An assignee of record shall be entitled to receive Distributions from the Partnership attributable to the Units acquired by reason of such assignment from and after the effective date of the assignment of such Units to him; however, the Partnership and the General Partners shall be entitled to treat the assignor of such Units as the absolute owner thereof in all respects, and shall incur no liability for allocations of Net Income, Net Loss, or Distributions, or transmittal of reports and notices required to be given to Limited Partners which made in good faith to such assignor until such time as written instrument of assignment has been received by the Partnership and recorded on its books. The effective date of an assignment of Units (of which assignment the Partnership has actual notice) on which the Assignee shall be deemed an Assignee of record shall not be later than the first day of the fiscal quarter following the date set forth on the written instrument of assignment.

         Any assignment, sale, exchange or other transfer in contravention of any of the provisions of the Partnership Agreement shall be void and ineffectual, and shall not bind or be recognized by the Partnership.

         An Assignee may only be substituted as a Limited Partner in the place of the assignor Limited Partner with the prior consent of the General Partners. Any substituted Limited Partner must agree to be bound by the provisions of the Partnership Agreement.

         BOOKS AND RECORDS. At all times during the term of the Partnership, the General Partners will keep true and accurate books of account of all the financial activities of the Partnership. These books of account are kept open for inspection by the Limited Partners or their representatives at any reasonable time. The General Partners may make such elections for federal and state income tax purposes as they deem appropriate and the fiscal year of the Partnership is the calendar year unless changed by the General Partners with the consent of the Commissioner of Internal Revenue.

DISTRIBUTIONS, NET INCOME AND NET LOSS

         ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS. Until such time that all Limited Partners have received allocations of Net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the "Preferred Return"), Net Income shall be allocated 99% to all Limited Partnership Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received Distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Limited Partnership Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, Partnership Net Income, Net Loss, and all items of Partnership deduction and credit shall be allocated 15% to the General Partners and 85% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"), as set forth in Section 4.5 of the Partnership Agreement.

         ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY. Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

         DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section
8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale or Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

INVESTMENT OBJECTIVES; RISKS

         In general, the investment objectives of the Partnership may be summarized as follows:

        (a)     Preservation and return of the Partners' capital.

        (b)     Capital appreciation.

        (c) Added value through pre-development activity (zoning, subdivision, site planning, engineering).

        (d)     Cash flow after return of capital.

        (e)     Minimization of risk by maintaining minimum partnership debt.

         The General Partners are, at all times, guided by a policy of realizing profit intended to result in gain for the Limited Partners upon ultimate disposition of the Properties. There can, however, be no assurance or guarantee that the decisions made by the General Partners will result in the realization of any profit.

         The Partnership is subject to the risks generally incident to the ownership of real estate, including the uncertainty of cash flow to meet fixed or variable obligations; adverse changes in national economic conditions; changes in the investment climate for real estate investment; lack of geographic diversification; adverse changes in local market conditions, such as changes in the supply of, or demand for competing properties in an area; changes in interest rates and the availability of permanent mortgage funds, which may render the sale or refinancing of a property difficult or unattractive; changes in real estate tax rates and other operating expenses, governmental rules (including, without limitations, zoning laws and fiscal policies); known and unknown environmental conditions on the property and acts of God that may result in uninsured losses (including, without limitation, earthquakes and floods).

         The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in increased cost of a project and corresponding depletion of the Partnership's working capital and reserves, or loss of the Partnership's investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process which often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

         The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present. For example, the joint venturer's investment objectives may be inconsistent with the investment objectives of the partnership.

         If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10K, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

         If the Partnership requires a loan to finance pre-development or development activities, or to pay off or refinance an existing loan on a given property, the availability and cost of such a loan is uncertain due to money market fluctuations. The General Partners are unable to predict the effects of such fluctuations on the Partnership. Money market conditions which may exist if and when the Partnership seeks to obtain any financing with respect to the Partnership for development or other purposes may make such financing difficult or costly to obtain and may have an adverse effect on the Partnership's ability to develop the Properties. Additionally, such conditions may also adversely affect the ability of the Partnership to sell the Properties when a sale is determined to be in the best interests of the Partnership, and may affect the terms of any such sale.

         The Partnership's investment objectives must be considered speculative and there is no assurance that the Partnership will fulfill them.

SELLING POLICY

         The Partnership seeks to sell all Properties for all cash. However, if the General Partners deem it to be in the best interests of the Partnership and its Limited Partners, the Partnership will sell one or more of the Properties in exchange for receiving part of the purchase price in cash at the time of sale and receiving the balance of the purchase price on a deferred basis. The deferred amount will be evidenced by an interest-bearing promissory note secured by a deed of trust on the Property sold. However, the Partnership does not intend to carry back any promissory notes unless it obtains a first priority lien against the Property sold.

COMPETITION

         It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale of the Properties. Even under the most favorable marketing conditions, there is no guarantee that the Properties can be pre- developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

GOVERNMENTAL POLICIES

         The Partnership's pre-development and development plans for the Properties, as well as the value of the Properties, are dependent in large part on governmental action. the following is a partial list of some, but not all, of the potential problems which could arise due to governmental action or inaction.

         ZONING/PLANS/MAPS/PERMITS. The Property is zoned commercial, but no assurances can be given that the City would not attempt to rezone or refuse to issue a building permit. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. In the event that zoning is changed or if permits are not obtained, the value of the remaining parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be materially adversely affected.

         GROWTH INITIATIVES. Many counties and cities in California have been subject to so called "slow growth" initiatives which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative, such initiatives normally do not affect commercially zoned properties. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those Properties located within such county or city.

         PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax savings to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California which include some form of rent control applicable to the Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

         OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, down-zoning of the Properties, unanticipated environmental regulation, and special assessment district city development fees could impair the value of the Properties owned by the Partnership.

ENVIRONMENTAL

         The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Properties. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a Property in a manner anticipated by the Partnership, or may cause delays in the development of a Property. If a Property is contaminated by hazardous materials, the Partnership could incur substantial clean up costs under federal, state and local laws which could adversely affect the investment results of the Partnership.

         The General Partners know of no environmental conditions on the Properties that would adversely affect the investment results of the Partnership.

EMPLOYEES

         The Partnership has no employees. Management of the Partnership is provided by the General Partners. See Item 10 "Directors and Executive Officers" for information about the General Partners.


ITEM 1(D).       FOREIGN OPERATIONS

         The Partnership has no foreign operations in foreign countries.


ITEM 2.          PROPERTIES

         The Partnership had acquired a total of three (3) Properties. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Murietta (formerly Rancho California) on the south. The Partnerships remaining property is in the City of Fontana, County of San Bernardino.

         The Partnership owns or has owned the following properties:

                                Date        Purchase       Date       Sales
       Property               Purchased       Price        Sold        Price
--------------------------------------------------------------------------------
         Rialto I               11-04-88    $1,505,000    01-04-89    $2,250,000
         Rialto II              11-22-88    $  827,000    09-22-89    $1,500,000
         Fontana                10-28-88    $3,200,000    *           *

____________________________

* FONTANA. The Fontana parcel was still owned by the Partnership as of December 31, 1996. It includes approximately 18.5 acres (gross) located on the south side of Baseline Avenue between Hemlock and (proposed) Beech Avenue in Fontana, California and is zoned for commercial use. This Property is currently listed for sale at $4,600,000.


ITEM 3.  LEGAL PROCEEDINGS

         There are no matters requiring disclosure under Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1996.


                                    PART II

ITEM5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         As of December 31, 1996, there were approximately 609 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any publicly established trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1994, and 1995. In 1996, 45 Units traded on the secondary market at between $165 and $180 a Unit.

CASH DISTRIBUTIONS

         No cash distributions were paid to the Limited Partners during the fiscal years ended December 31, 1996 and 1995. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 under the subcaption
"Distributions, Net Income and Net Loss."


ITEM 6.  SELECTED FINANCIAL DATA

         The following table summarizes selected financial data of the Partnership for the five fiscal years ended December 31, 1996, 1995, 1994, 1993, and 1992, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                  (UNAUDITED)
                            YEARS ENDED DECEMBER 31
                        (Not Covered By Auditor Report)

                                        1996           1995           1994          1993          1992
                                        ----           ----           ----          ----          ----
 Income from Sale of Property        $             $              $              $             $

 Less cost of Property sold

 Gross profit

 Interest Income                             748         1,633          3,468          2,752        7,944

 Other income                                                                                      50,000
                                                                                               ----------

 Total income                        $       748   $     1,633    $     3,468    $     2,752   $   57,944
                                     ===========   ===========    ===========    ===========   ==========
 Net income (loss)                   $(2,660,344)  $      (367)   $     1,468    $       752   $   55,944
                                     ===========   ===========    ===========    ===========   ==========

 Net income (loss) per Unit*         $   (363.27)  $     (0.05)   $       .20    $       .10   $     7.72
                                     ===========   ===========    ===========    ===========   ==========

 Cash distribution per Unit*         $             $              $              $             $
                                     ===========   ===========    ===========    ===========   ==========
 Total assets                        $ 1,023,477   $ 3,683,459    $ 3,684,579    $ 3,682,358   $3,681,966
                                     ===========   ===========    ===========    ===========   ==========


 *(Based on 7,250 Units outstanding at December 31, 1996, 1995, 1994, 1993, and
  1992)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         During the period from inception (August 15, 1988) through December 31, 1988, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold two Properties during 1989 for a gross profit, net of all acquisition, carrying and selling costs, of $1,028,844. Other revenues received during the fiscal years ended December 31, 1992, 1993, 1994, 1995 and 1996 consisted primarily of interest income and income from the forfeiture by potential buyers of non-refundable escrow deposits.

LIQUIDITY AND CAPITAL RESOURCES

         The partnership raised a total of $6,564,041, net of syndication costs, from the sale of Limited Partnership Units. During the Period from inception through December 31, 1992, the Partnership acquired a total of nine Properties for all cash at a total expenditure of $6,159,225, including carrying costs (such as interest expense and property taxes). All costs associated with the acquisition of the Properties, as well as carrying costs and administrative expenses, are capitalized (i.e., added to the cost of the Properties) and are deducted from the sales prices to determine gains (or losses) when the Properties are sold.

         The Partnership does not intend to acquire any additional Properties. The remaining Property is being held for resale. Upon sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for final reporting to the Partners.

         The General Partners intend to meet currently anticipated cash requirements by first using cash on hand; second, funds from interest income; third, the sale of properties; and fourth, proceeds from a loan secured by the property. The General Partners believe that sufficient funds are available to meet anticipated cash requirements for the next twelve months. At December 31, 1996, the remaining property was unencumbered.

         The Partnership has no current plans to develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding therefor could be obtained, either from the sale or refinancing of parcels or the forming of a joint venture.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10K:

(I)              For the fiscal years ended December 31, 1996 and 1995:

                                                                        Page No.

                 Independent Auditors Report                                FS-1

                 Balance Sheets as of December 31, 1996 and 1995            FS-2

                 Statements of Income for the years ended
                 December 31, 1996, 1995, and 1994                          FS-3

                 Statements of Partners' Capital for the years
                 ended December 31, 1996, 1995, 1994, and 1993              FS-4

                 Statements of Cash Flow for the years ended
                 December 31, 1996, 1995, and 1994                          FS-5

                 Notes to Financial Statements                              FS-6

                 Financial Statement Schedules                              FS-8

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The accounting firm of Balser, Horowitz, Frank & Wakeling ("BHF&W), whose report is included elsewhere herein with respect to the Partnership's financial statements for the fiscal years ended December 31, 1996 and 1995, has provided accounting services to this Partnership and to other limited partnerships of which the General Partners are the general partners, for many years.


                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

         The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners.

         TMP Properties, a California general partnership, and TMP Investments, Inc., a California corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties' principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building) which was located in Oklahoma City, Oklahoma.
Each of such limited partnerships involved a specified real property program in
which TMP Properties was the general partner.   The general partners of TMP
Properties are William O. Paso, Anthony W. Thompson and Scott E. McDaniel.

         The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

          TMP Investment Inc., a California corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-general partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole general partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

         WILLIAM O. PASSO, 55, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

         SCOTT E. MCDANIEL, 50, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976.
He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

         ANTHONY W. "TONY" THOMPSON, 50, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11.         EXECUTIVE COMPENSATION

         During the period since the formation of the Partnership (August 15, 1989) through the fiscal year ended December 31, 1996, the Partnership paid fees to the General Partners for various services in the amount of $76,887 of which $7,800 was paid in the year ended December 31, 1996. In addition, the General Partners received collectively $39,787 as their share of Partnership distributions. (See Item 13. "Certain Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1996, the Partnership had 7,250 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units.
The following table set forth the number of Units beneficially owned as of December 31, 1996 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                                        Number of   Percent of
Name of Beneficial Owner                                  Units       Class
------------------------------------------------------------------------------
William O. Passo                                           20         0.276%

Anthony W. Thompson                                        58         0.800%

All officers, directors and                                78         1.076%
general partners as a group
(2 persons, including the
above)

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

         The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (August 15, 1988) through the fiscal year ended

December 31, 1996. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                                     Amount Paid from Formation
          Form of Compensation                                                                                through
              and Recipient                               Description of Payment                         December 31, 1996
       --------------------------               -----------------------------------------                -----------------
  Selling Commission and Due Diligence    Up to a maximum of 10% of gross proceeds, a minimum                 $725,000
  Reim-bursement (TMP Capital Corp.)      of which was reallocated to participating Soliciting
                                          Dealers (which included TMP Capital Corp.) from
                                          Units sold by them.  Up to an additional 0.5% paid
                                          to Soliciting Dealers (which included TMP Capital
                                          Corp.) for due diligence activities.

  Reimbursement for Organizational        Organizational Expenses paid to the General Partners                $30,057
  Expenses (General Partners)             to reimburse them (without markup or profit) for
                                          organizational costs actually incurred such as
                                          advertising, mailing, printing costs, clerical
                                          expenses, legal and accounting fees.

  Reimbursement for Property Expenses     The General Partners were reimbursed (without markup                $147,500
  (General Partners)                      or profit) for all out of pocket expenses directly
                                          related to the Properties, including the purchase
                                          price of Properties acquired prior to Partnership
                                          formation, out of pocket carrying costs of such
                                          Properties (such as interest and property taxes)
                                          including actual interest incurred on all funds
                                          advanced for the benefit of the Partnership,
                                          deposits, escrow extension payments, appraisal fees,
                                          expenses of feasibility and other studies performed
                                          by  third parties unaffiliated with the General
                                          Partners and similar expenses, but not including the
                                          General Partners' overhead, salaries, travel or like
                                          expenses.

  Property Acquisition Fees (General      For services rendered in connection with the
  Partners or an affiliate)               acquisition of the Properties acquired by the
                                          Partnership, the General Partners, or an affiliate,
                                          received acquisition compensation (either
                                          denominated as such, or as a real estate brokerage
                                          commission, or otherwise) in the following amounts:

                                                  (I)      Acquisition fees:                                  $347,500

                                                  (ii)     Real estate brokerage commissions                  $152,450

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                                     Amount Paid from Formation
          Form of Compensation                                                                                through
              and Recipient                               Description of Payment                         December 31, 1996
       --------------------------               -----------------------------------------                -----------------
  Partnership Management Fee (General     A Partnership Management Fee with respect to each                   $76,887
  Partners)                               Property until a Property is sold or improvement of
                                          the Property commences in an annual amount of 1/4 of
                                          1% (.225%) of the cost of the property, but not to
                                          exceed 2% of such cost in the aggregate.

  Leasing and Property Management Fees    For leasing an improved Property, or a portion                        $-0-
  (General Partners or an affiliate)      thereof, a commission equal to 7% for the first
                                          year's rent (net lease) or 6% of the first year's
                                          rent (gross lease) decreasing to 2.5% (net lease) or
                                          2% (gross lease) of the rent for years eleven
                                          through thirty.  Upon development of the Properties,
                                          or any of them, an amount up to 5% of the gross
                                          revenues of the Properties for supervision for the
                                          operation and maintenance of the Properties.  Such
                                          leasing and property management fees shall not
                                          exceed the competitive rates that would be charged
                                          by unaffiliated persons.

  Interest in Partnership Allocation      1% interest in all Partnership allocations of Net                   $39,787
  of Each Material Item (General          Income, Net Loss and Distributions of Distributable
  Partners)                               Cash from Operations and of Cash from Sale or
                                          refinancing of the Properties.

  Subordinated Participation (General     A 15% interest in all Partnership allocations of Net                  $-0-
  Partners)                               Income and Distributions of Distributable Cash from
                                          Operations and of Cash from the Sale or Refinancing
                                          of the Properties subordinated to a return of all
                                          Limited Partners' Capital Contributions plus a
                                          cumulative, non-compounded return of 6% per annum on
                                          their Adjusted Capital Contributions.

  Subordinated Real Estate Commission     Real estate commissions with respect to the sale of                   $-0-
  (General Partners or an Affiliate)      Properties which are equal to the lesser of:  (I) 3%
                                          of the gross sales price of a Properties; equal to
                                          one-half the normal and competitive rate charged by
                                          unaffiliated parties, but payment shall be
                                          subordinated to a return of all Limited Partners'
                                          Capital contributions, plus a cumulative,
                                          noncompounded return of 6% per annum on their
                                          Adjusted Capital Contributions.

         SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $725,000 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $30,057. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses will be allocated to the Partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no Partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners' participation and the Partners' real estate commission are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

         Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners' allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides built-in incentive for the General Partners to seek the optimum performance from the Partnership's assets.

CONFLICTS OF INTEREST

         The Partnership is subject to various conflicts of interest from its relationship with the General Partners. These conflicts include, but are not limited to:

         CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner's interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject, in certain circumstances, to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the a Partnership and its Limited Partners because of the fiduciary duty owed to the Limited Partners.

         AVAILABILITY OF MANAGEMENT SERVICE. The Partnership will not have independent management, as it will rely on the General Partners and affiliates for all its management decisions. Other investment projects in which the General Partners and affiliates participate, either individually or as a general partner, real estate broker, or investment adviser, may compete with the Partnership for the time and resources of the General Partners and their affiliates. The General Partners will, therefore, have conflicts of interest in allocating management time, services, and functions among the Partnership and other existing partnerships and businesses, as well as any partnerships or business entitles which may be organized in the future. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects.

         INTERESTS IN OTHER ACTIVITIES. The General Partners, or any of their affiliates, may engage for their own account, or for the account of others, in other business ventures, whether real estate or otherwise, and neither the Partnership nor any Limited Partner shall be entitled to any interest therein solely by reason of any relationship with or to each other arising from the Partnership.

         RECEIPT OF COMPENSATION BY THE GENERAL PARTNERS. The payments to the General Partners set forth above have not been determined by arm's-length negotiations.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1996

(c) Exhibits- Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

         (3),(4) and (10.1)    Agreement of Limited Partnership and other
                               material agreements are incorporated by
                               reference to Exhibits (3),(4) and (10.1) to the Form 10 Registration Statement, SEC File
                               No. 0-19963 filed on March 19, 1992.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 1997

                                  TMP INLAND EMPIRE II, LTD.
                                           A California Limited Partnership

                             By: TMP INVESTMENTS INC., a California corporation as co-General Partner



                                      By:_______________________________________
                                         William O. Passo, President


                                      By:_______________________________________
                                         Anthony W. Thompson, Executive
                                         Vice President


                                      By:_______________________________________
                                         Michael C. Sun, Chief Financial Officer


                                      and by TMP Properties, a California
                                      General Partnership, as co-General Partner


                                      By:_______________________________________
                                         William O. Passo, General Partner


                                      By:_______________________________________
                                         Scott E. McDaniel, General Partner


                                      By:_______________________________________
                                         Anthony W. Thompson, General Partner

                           TMP INLAND EMPIRE II, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1996 and 1995



                                Table of Contents





Independent Auditor's Report......................................    1

Balance Sheets....................................................    2

Statements of Income..............................................    3

Statements of Partners' Capital...................................    4

Statements of Cash Flows..........................................    5

Notes to Financial Statements ....................................  6-9

Supplementary Information.........................................   10

                [BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD]



                          Independent Auditor's Report


To the Partners
TMP Inland Empire II, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire II, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1996, 1995, and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire II, Ltd. (A California Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995, and 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/ Balser, Horowitz, Frank & Wakeling
--------------------------------------
BALSER, HOROWITZ, FRANK & WAKELING
    An Accountancy Corporation

Santa Ana, California
January 15, 1997

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                                 Balance Sheets
                           December 31, 1996 and 1995


                                     Assets


                                                                     1996               1995
                                                                 -----------        -----------

Cash                                                             $    23,477        $    51,759

Investment in unimproved land, at lower of cost
  or fair value                                                    1,000,000          3,631,023

Organization costs (net of accumulated amortization
 of  $6,002 in 1996 and $5,325  in 1995)                                   0                677
                                                                 -----------        -----------

     Total assets                                                $ 1,023,477        $ 3,683,459
                                                                 ===========        ===========



                        Liabilities and Partners' Capital


Due to affiliates                                                $       362        $         0

Commission payable                                                    90,000             90,000

Franchise tax payable                                                    800                800
                                                                 -----------        -----------

     Total liabilities                                                91,162             90,800
                                                                 -----------        -----------

Partners' capital (deficit)

    General partners                                                 (55,259)           (28,656)
    Limited partners; 7,250 equity
     units authorized and outstanding                                987,574          3,621,315
                                                                 -----------        -----------

        Total partners' capital                                      932,315          3,592,659
                                                                 -----------        -----------

        Total liabilities and partners' capital                  $ 1,023,477        $ 3,683,459
                                                                 ===========        ===========


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                              Statements of Income
              For the Years Ended December 31, 1996, 1995 and 1994


                                                1996            1995           1994
                                            -----------        -------        ------
Income

   Interest income                          $       748        $ 1,633        $3,468
                                            -----------        -------        ------

     Total income                                   748          1,633         3,468
                                            -----------        -------        ------


Expenses

   Decline in fair value of
    unimproved land                           2,659,615              0             0
   Amortization                                     677          1,200         1,200
                                            -----------        -------        ------
     Total expenses                           2,660,292          1,200         1,200
                                            -----------        -------        ------


Income before income taxes                   (2,659,544)           433         2,268

State Franchise tax                                 800            800           800
                                            -----------        -------        ------

Net income or (loss)                        $(2,660,344)       $  (367)       $1,468
                                            ===========        =======        ======

Allocation of net income or (loss)

   General partners, in the aggregate       $   (26,603)       $    (4)       $   15
                                            ===========        =======        ======

   Limited partners, in the aggregate       $(2,633,741)       $  (363)       $1,453
                                            ===========        =======        ======

   Limited partners, per equity unit        $   (363.27)       $  (.05)       $  .20
                                            ===========        =======        ======


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                         Statements of Partners' Capital
              For the Years Ended December 31, 1996, 1995 and 1994



                                   General          Limited
                                   Partners         Partners             Total
                                   --------        -----------        -----------
Partners' capital (deficit),
 December 31, 1993                 $(28,667)       $ 3,620,225        $ 3,591,558

Net income for 1994                      15              1,453              1,468
                                   --------        -----------        -----------

Partners' capital (deficit),
 December 31, 1994                  (28,652)         3,621,678          3,593,026

Net (loss) for 1995                      (4)              (363)              (367)
                                   --------        -----------        -----------

Partners' capital (deficit),
 December 31, 1995                  (28,656)         3,621,315          3,592,659

Net (loss) for 1996                 (26,603)        (2,633,741)        (2,660,344)
                                   --------        -----------        -----------

Partners' capital (deficit),
 December 31, 1996                 $(55,259)       $   987,574        $   932,315
                                   ========        ===========        ===========


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1996, 1995 and 1994


                                                                  1996            1995             1994
                                                              -----------        --------        ---------

Cash flow from operating activities
   Net income or (loss)                                       $(2,660,344)       $   (367)       $   1,468
   Adjustments to reconcile net income or (loss) to net
    cash (used in) operating activities:
     Amortization of organization costs                               677           1,200            1,200
     Increase or (decrease) in accounts payable                       362            (753)             753
     Increase in carrying costs                                   (28,592)        (26,992)         (34,198)
     Decline in fair value of unimproved land                   2,659,615               0                0
                                                              -----------        --------        ---------

       Net cash (used in) operating activities                    (28,282)        (26,912)         (30,777)
                                                              -----------        --------        ---------


Net (decrease) in cash                                            (28,282)        (26,912)         (30,777)

Cash, beginning of year                                            51,759          78,671          109,448
                                                              -----------        --------        ---------

Cash, end of year                                             $    23,477        $ 51,759        $  78,671
                                                              ===========        ========        =========


Supplemental disclosures of cash flow information:

Income taxes paid                                             $       800        $    800        $     800
Interest paid                                                 $         0        $      0        $       0


Other disclosures

The Partnership did not enter into non-cash investing or financing activities during the years ended December 31, 1996, 1995 or 1994.

The Partnership had no short-term highly liquid investments during the years ended December 31, 1996, 1995 or 1994.


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


Note 1 - Summary Of Significant Accounting Policies

         Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

         Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that are being amortized over a period of 40 years prior to 1992 and 5 years beginning in 1992.

         Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value (see Note 6). All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all carrying costs which includes interest expense and property taxes. Such costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

         Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $791,514 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1996 and 1995 is $800.

         Cash and Cash Equivalents - For purposes of the statements of cash flows, the Partnership considers all cash in banks and all highly liquid investments with a maturity of three months or less to be cash equivalents.

         Estimates - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.


                        See Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994


Note 1 - Summary Of Significant Accounting Policies (Continued)

         Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition. The Partnership attempts to mitigate any potential risk by monitoring the market condition and holding the land parcels until the real estate market recovers.


Note 2 - Organization Of The Partnership

         On July 26, 1988, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then they became the shareholders of TMP Group, Inc.

         The Partnership originally acquired three separate parcels of commercially zoned real property in San Bernardino County, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof, either alone or in conjunction with a joint venture partner. Two of the three properties were sold in 1989.

         The partnership agreement provides for two types of investments:
         Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement of $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.


Note 3 - Partners' Contributions

         The Partnership offered for sale 7,250 units at $1,000 each to qualified investors. As of December 31, 1989, all 7,250 units had been sold for total limited partner contributions of $7,250,000. There have been no contributions made by the general partners. As described in
         Note 1, syndication costs have been recorded as a reduction in partners' capital.


                        See Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994



Note 4 - Allocation Of Profits, Losses And Cash Distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 85% and the general partners 15% of profits, losses and cash distributions. There were no distributions in 1996, 1995 or 1994.


Note 5 - Related Party Transactions

         Syndication costs (see Note 1) netted against partners' capital contributions include $725,000 in selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William
         O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

         Investment in unimproved land includes acquisition fees of $198,874 paid in prior years to TMP Properties and TMP Investments, Inc., the general partners, for services rendered in connection with the acquisition of the properties.

         The Partnership paid $7,800 in partnership management fees to the general partners during each of the years ended December 31, 1996, 1995 and 1994. The Partnership was also charged $9,090, $7,297 and $9,547 during the years ended December 31, 1996, 1995 and 1994, respectively, by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1996 and 1995 the Partnership had a payable of $362 and $0, respectively, to the general partner and the affiliated company.


                        See Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1996, 1995 and 1994



Note 5 - Related Party Transactions (Continued)

         At December 31, 1996, 1995 and 1994, $90,000 in sales commission was payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of such sales commission is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contribution.


Note 6 - Decline In The Fair Value Of Investment In Unimproved Land

         As of December 31, 1996, the total carrying amount of the investment in unimproved land was reduced by $2,659,615. This reduction represents the decline in fair value, as determined by the general partners, and is due mainly to the downturn in Southern California's real estate market and slow recovery.


                        See Independent Auditor's Report

                            Supplementary Information

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

              Schedule I - Real Estate and Accumulated Depreciation (Schedule XI, Rule 12-28, For SEC Reporting Purposes) For the Years Ended December 31, 1996, 1995 and 1994




COLUMN A                              COLUMN B      COLUMN C              COLUMN D               COLUMN E

                                                                      COSTS CAPITALIZED
                                                                         SUBSEQUENT               GROSS
                                                                       TO ACQUISITION             AMOUNT
                                                                   ------------------------      AT WHICH
                                                     INITIAL                       CARRYING     CARRIED AT
    DESCRIPTION OF ASSETS           ENCUMBRANCES      COSTS        IMPROVEMENTS     COSTS        YEAR-END
    ---------------------           ------------    --------       ------------    --------     ----------
                                                                             1994

Unimproved land - Fontana, CA            -0-       $3,427,133            -0-       $176,898      $3,604,031
                                         ===       ==========            ===       ========      ==========

                                                                             1995

Unimproved land - Fontana, CA            -0-       $3,427,133            -0-       $203,890      $3,631,023
                                         ===       ==========            ===       ========      ==========

                                                                             1996

Unimproved land - Fontana, CA            -0-       $3,427,133            -0-       $232,482      $3,659,615
                                         ===       ==========            ===       ========      ==========



Reconciliation of carrying amount
                                                      1994                                          1995
                                                      ----                                          ----

Beginning balance                                  $3,569,833                                    $3,604,031

Additions
  Improvements                             0                                              0
  Carrying costs                     $34,198                                         26,992
                                     -------                                       --------

  Total additions                                      34,198                                        26,992
                                                   ----------                                    ----------
                                                   $3,604,031                                    $3,631,023
                                                   ==========                                    ==========

Allowance for decline in fair
 value of unimproved land

Ending balance


COLUMN A                                 COLUMN F         COLUMN G         COLUMN H      COLUMN I

                                                                                         ESTIMATED
                                       ACCUMULATED        DATE OF            DATE       DEPRECIABLE
    DESCRIPTION OF ASSETS              DEPRECIATION     CONSTRUCTION       ACQUIRED        LIFE
    ---------------------              ------------     ------------       --------     -----------


Unimproved land - Fontana, CA               -0-             n/a            10/25/88        n/a
                                            ===



Unimproved land - Fontana, CA               -0-             n/a            10/25/88        n/a
                                            ===



Unimproved land - Fontana, CA               -0-             n/a            10/25/88        n/a
                                            ===



Reconciliation of carrying amount
                                                                            1996
                                                                            ----

Beginning balance                                                       $ 3,631,023

Additions
  Improvements                                                0
  Carrying costs                                         28,592
                                                         ------

  Total additions                                                            28,592
                                                                        -----------
                                                                          3,659,615


Allowance for decline in fair
 value of unimproved land                                                (2,659,615)

Ending balance                                                          $ 1,000,000