Form 10-Q
period 1997-03-31
TMP INLAND EMPIRE II LTD
filed 1997-05-15
CIK 885394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1997


                           Commission File No. 0-19963


                           TMP INLAND EMPIRE II, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


     CALIFORNIA                                 33-0311624
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)


801 North Parkcenter Drive, Suite 235               92705
Santa Ana, California                             (Zip Code)
(Address of principal executive office)

                                 (714) 836-5503
              (Registrant's telephone number, including area code)

                             ----------------------

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

Balance Sheets as of March 31, 1997 and December 31, 1996

Statements of Income for the Three Months ended March 31, 1997 and 1996

Statements of Cash Flows for the Three Months ended March 31, 1997, and 1996

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended

                    TMP INLAND EMPIRE II, LTD.
                 a California Limited Partnership

                          BALANCE SHEETS

                                       March 31,     December 31,
                                         1997           1996
                                       ---------     ------------
Assets

Cash                                     $16,220          $23,477
Investment in Unimproved Land         $1,009,872       $1,000,000
Organization Costs, Net                      -                 -

     Total Assets                     $1,026,092        $1,023,477


Liabilites and Partners' Capital

Accounts Payable and Accrued
  Liabilities                             $3,661            $1,162
Commission Payable                       $90,000           $90,000

     Total Liabilities                   $93,661           $91,162

Partners' Capital

     General Partners                   ($55,258)         ($55,259)
     Limited Partners; 7,250 equity
     units authorized and outstanding   $987,689          $987,574

     Total Partners'Capital             $932,431          $932,315

Total Liabilities and
Partners' Capital                     $1,026,092        $1,023,477


                           TMP INLAND EMPIRE II, LTD.
                        a California Limited Partnership

                              STATEMENTS OF INCOME

                                           Three Months Ended March 31,
                                           ----------------------------
                                               1997             1996
                                               ----             ----
Land Sales                                      $0               $0

Cost of Land Sales                              $0               $0

  Gross Profit                                  $0               $0

Interest and Other Income                     $117             $234

General and Admin. Expense                      $0               $0

Amortization                                    $0             $300

  Net Income (Loss)                           $117             ($66)

Allocation of Net Income (Loss) (Note 2)

     General Partners                           $1              ($1)

     Limited Partners                         $116             ($65)

     Limited Partners, per unit              $0.02           ($0.01)

                    TMP INLAND EMPIRE II, LTD.
                 a California Limited Partnership

                      STATEMENT OF CASH FLOWS

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1997            1996
                                                    ----            ----
Net Income (Loss)                                   $117           $(66)

Cash Flow from operating activities
Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Amortization of organization costs                   -            300

  (Increase) in investment in unimproved land     (9,873)       (18,580)

  (Increase) Decrease in Receivables                   -              -

  (Increase) Decrease in Prepaid Expense               -              -

  Increase (Decrease) in Accounts Payable
        and Accrued Liabilites                     2,499          2,365

  Decline in fair value of unimproved
      land                                             -              -

Net Cash provided by (used in)
        Operating Activities                     $(7,257)      $(15,981)


Cash Flow from financing activities
    Increase in Notes Payable                         -              -

Net Cash provided by Financing Activities             -              -


Net Increase (decrease) in cash                $ (7,257)      $(15,981)

Cash, Beginning of Period                      $ 23,477       $ 51,759

Cash, End of Period                            $ 16,220       $ 35,778



Supplemental disclosures of
cash flow information:

Income taxes paid                                     -              -
Interest paid                                         -              -

                            TMP INLAND EMPIRE II, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


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


NOTE 2 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and one percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of six percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners.

As of March 31, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Commissions Payable

As of March 31, 1997 and 1996, the Partnership had a payable to a related party for services rendered relating to sales of properties prior to 1990.

                   TMP INLAND EMPIRE II, LTD.
                 a California Limited Partnership
             For the Three Months Ended March 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three month periods ended March 31, 1997 and 1996 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

Operating activities for the Three Months ended March 31, 1997 and 1996 used approximately $7,300 and $16,000, respectively, most of which was used to pay for carrying costs of the land held for investment.


 The Partnership had one property at March 31, 1997 is being held for appreciation and resale. Upon the property sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up partnership operations, to the partners.

Management believes that cash reserves of $16,220 as of March 31, 1997 are insufficient to meet the anticipated cash requirements of the Partnership for the next twelve months. If the Partnership is unable to sell the remaining parcel of land, the Partnership can obtain a loan secured by the land or withhold payment of certain expenses such as property taxes or expense reimbursements to the general partners.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 9, 1997

                             TMP INLAND EMPIRE II, LTD.
                    a California Limited Partnership


                  By: TMP Investments, Inc., as General Partner

                     By:       \s\William O. Passo
                        ------------------------------------
                                  William O. Passo, President

                     By:       \s\Anthony W. Thompson
                        ------------------------------------
                                  Anthony W. Thompson, Exec. V.P.

                     By:       \s\Michael Sun
                        ------------------------------------
                                  Michael Sun, Chief Financial Officer

                     By:  TMP Properties, a California General
                          Partnership as General Partner

                     By:      \s\William O. Passo
                        ------------------------------------
                                 William O. Passo, General Partner

                     By:      \s\Anthony W. Thompson
                        ------------------------------------
                                 Anthony W. Thompson, General Partner

                     By       \s\Scott E. McDaniel
                        ------------------------------------
                                 Scott E. McDaniel