Form 10-Q
period 1997-06-30
TMP INLAND EMPIRE II LTD
filed 1997-08-14
CIK 885394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended June 30, 1997


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

Balance Sheets as of June 30, 1997 and December 31, 1996,

Statements of Income for the Three and Six Months ended June 30, 1997 and 1996,

Statements of Cash Flows for the Six Months ended June 30, 1997, and 1996.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of June 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE II, LTD.
                        a California Limited Partnership


                                 Balance Sheets


                                             June 30,          December 31,
                                               1997               1996
Assets

Cash                                        $     7,839        $    23,477
Investment in Unimproved Land                 1,014,919          1,000,000
Organizational Costs, Net                             0                  0
                                            -----------        -----------
     Total Assets                             1,022,758          1,023,477
                                            ===========        ===========


Liabilities and Partners Capital

Accounts Payable and Accrued
Liabilities                                         262              1,162
Commission Payable                               90,000             90,000
                                            -----------        -----------

     Total Liabilities                           90,262             91,162

Partners' Capital

     General Partners                           (55,257)           (55,259)
     Limited Partners 7,250 equity
     units authorized and outstanding           987,753            987,574
                                            -----------        -----------

     Total Partners Capital                     932,496            932,315

Total Liabilities and
Partners' Capital                           $ 1,022,758        $ 1,023,477
                                            ===========        ===========

                           TMP INLAND EMPIRE II, LTD.
                        a California Limited Partnership

                              Statements of Income


                               Three Months Ended      Six Months Ended
                               June 30   June 30      June 30    June 30
                                1997      1996         1997       1996
Land Sales                      $ 0       $   0        $  0       $   0

Cost of Land Sales                0           0           0           0

  Gross Profit                    0           0           0           0

Interest and Other Income        64          53         181         415

General and Admin
Expense                           0        (353)          0         600

  Net Income                    $64       $(406)       $181       $(185)

Allocation of Net Income (Loss) (Note 2)

     General Partners           $ 1       $  (4)       $  2       $  (2)

     Limited Partners            63        (402)        179        (183)

     L.P. (Per Unit)           0.01       (0.06)       0.02       (0.03)

                           TMP INLAND EMPIRE II, LTD.
                        a California Limited Partnership

                             Statement of Cash Flows


                                            Six Months          Six Months
                                              Ended               Ended
                                           June 30,1997        June 30, 1996
                                             --------            --------
Operating Activities:

Net Income:                                  $    181            $   (185)

Add Non-Cash Items:
Amortization                                      600

Changes In:

  Prepaid Assets                                   --                  --
  Accounts Payable                               (899)               (439)
  Commissions Payable                              --                  --

     Net Cash (Used In)
     Operating Activities                        (718)                (24)


Investing Activities:

Investment in Land                            (14,919)            (22,523)
                                             --------            --------
  Net Cash (Used In)
 Investing Activities                         (14,919)            (22,523)
                                             --------            --------


(Decrease) in Cash                            (15,637)            (22,547)
                                             --------            --------

Beginning Cash                                 23,477              51,759

Ending Cash                                  $  7,839            $ 29,212
                                             ========            ========

                            TMP INLAND EMPIRE II, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)


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

As of June 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Commissions Payable

As of June 30, 1997 and 1996, the Partnership had a payable to a related party for services rendered relating to sales of properties prior to 1990.

                           TMP INLAND EMPIRE II, LTD.
                        a California Limited Partnership
                     For the Six Months Ended June 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three month periods ended June 30, 1997 and 1996 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

Investing activities for the Six Months ended June 30, 1997 and 1996 used approximately $15,000 and $22,000, respectively, most of which was used to pay development and carrying costs of the land held for investment.

The Partnership had one property at June 30, 1997 that is being held for appreciation and resale. Upon the property sale, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up partnership operations, to the partners.

Management believes that cash reserves of $7,839 as of June 30, 1997 are insufficient to meet the anticipated cash requirements of the Partnership for the next twelve months. If the Partnership is unable to sell the remaining parcel of land, the Partnership can obtain a loan secured by the land or withhold payment of certain expenses such as property taxes or expense reimbursements to the general partners.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 10, 1997

                                   TMP INLAND EMPIRE II, LTD.
                                   a California Limited Partnership


                                   By: TMP Investments, Inc., as General Partner

                                       By: /s/ WILLIAM O. PASSO
                                           -------------------------------------
                                           William O. Passo, President

                                       By: /s/ ANTHONY W. THOMPSON
                                           -------------------------------------
                                           Anthony W. Thompson, Exec. V.P.

                                       By: /s/ MICHAEL SUN
                                           -------------------------------------
                                           Michael Sun, Chief Financial Officer

                                   By: TMP Properties, a California General
                                       Partnership as General Partner

                                       By: /s/ WILLIAM O. PASSO
                                           -------------------------------------
                                           William O. Passo, General Partner

                                       By: /s/ ANTHONY W. THOMPSON
                                           -------------------------------------
                                           Anthony W. Thompson, General Partner

                                       By: /s/ SCOTT E. McDANIEL
                                           -------------------------------------
                                           Scott E. McDaniel