Form 10-Q
period 1997-09-30
TMP INLAND EMPIRE II LTD
filed 1997-12-02
CIK 885394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                for the Quarterly Period ended September 30, 1997


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

Balance Sheets as of September 30, 1997 and December 31, 1996,

Statements of Income for the Three and Nine Months ended September 30, 1997 and 1996,

Statements of Cash Flows for the Nine Months ended September 30, 1997, and 1996.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of September 30, 1997 and the results of its operations, changes in partners' equity, and cash flows for the periods then ended.

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets


                                                 September 30,     December 31,
                                                     1997             1996
                                                 -----------       -----------
Assets

Cash                                             $     5,043       $    23,477
Investment In Unimproved Land                      1,019,425         1,000,000
                                                 -----------       -----------

           Total Assets                          $ 1,024,468       $ 1,023,477
                                                 ===========       ===========

Liabilities and Partners Capital

Accounts Payable and Accrued
Liabilities                                      $     1,935       $       362
Commission Payable                                    90,000            90,000
Franchise Tax Payable                                      0               800
                                                 -----------       -----------

           Total Liabilities                          91,935            91,162

Partners' Capital

           General Partners                          (55,257)          (55,259)
           Limited Partners 7,250 equity
           units authorized and outstanding          987,790           987,574
                                                 -----------       -----------

           Total Partners Capital                    932,533           932,315

Total Liablilities and                           $ 1,024,468       $ 1,023,477
                                                 ===========       ===========
Partners' Capital

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)


                                     Three Months Ended    Nine Months Ended
                                     ------------------    ------------------
                                     Sept 30    Sept 30    Sept 30    Sept 30
                                       1997       1996       1997       1996
                                     -------    -------    --------   -------
Land Sales                            $   0      $   0      $   0      $   0

Cost of Land Sales                    $   0      $   0      $   0      $   0
                                      -----      -----      -----      -----

      Gross Profit                    $   0      $   0      $   0      $   0

Interest and Other Income             $  37      $ 170      $ 218      $ 585
                                      -----      -----      -----      -----

Amortization                          $   0      $  77      $   0      $ 677
                                      -----      -----      -----      -----

      Net Income                      $  37      $  93      $ 218      ($ 92)
                                      -----      -----      -----      -----

Allocation of Net Income Loss)
(Note 2)

      General Partners                $   0      $   1      $   2      ($  1)

      Limited Partners                $  36      $  92      $ 216      ($ 91)

      Limited Partners, per unit      $0.01      $0.01      $0.03      ($0.01)

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)


                                              Nine Months    Nine Months
                                                 Ended          Ended
                                             Sept 30, 1997  Sept 30, 1996
                                             -------------  -------------
Operating Activities:

Net Income (Loss)                               $    218       $    (92)

Add Non-Cash Items:
Amortization                                           0            677

Changes In:
      Accounts Payable                              (773)          (972)
      Commissions Payable                              0              0

            Net Cash Provided by (Used In)
            Operating Activities                     991          1,557

Investing Activities:

Investment in Land
      Net Cash Provided by (Used In)
      Investing Activities                       (19,425)       (25,281)

Financing Activities
      Net Cash Provided by (Used In)                   0              0
      Financing Activities

Increase (Decrease) In Cash                     $(18,434)      $(23,724)
                                                --------       --------

Beginning Cash                                  $ 23,477       $ 51,759

Ending Cash                                     $  5,043       $ 28,035
                                                --------       --------

                            TMP INLAND EMPIRE II, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                  For the Nine Months Ended September 30, 1997
                                   (Unaudited)


NOTE 1 -  Summary of Significant Accounting Policies

Accounting Method - TMP Inland Empire II, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992. These organization cost have been completely amortized as of 1996.

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

As of September 30, 1997 and 1996, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Commissions Payable

As of September 30, 1997 and 1996, the Partnership had a payable to a related party for services rendered relating to sales of properties prior to 1990.

                           TMP INLAND EMPIRE II, LTD.
                        a California Limited Partnership
                  For the Nine Months Ended September 30, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three month periods ended September 30, 1997 and 1996 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

Investing activities for the nine months ended September 30, 1997 and 1996 used approximately $18,000 and $24,000, respectively, most of which was used to pay development and carrying costs of the land held for investment.

 The Partnership had one property at September 30, 1997 that is being held for appreciation and resale. Upon the sale of the property, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up partnership operations, to the partners.

Management believes that cash reserves of $5,043 as of September 30, 1997 are insufficient to meet the anticipated cash requirements of the Partnership for the next twelve months. If the Partnership is unable to sell the remaining parcel of land, the Partnership can obtain a loan secured by the land or withhold payment of certain expenses such as property taxes or expense reimbursements to the general partners.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 18, 1997

                  TMP INLAND EMPIRE II, LTD.
                  a California Limited Partnership


                  By: TMP Investments, Inc., as General Partner


                      By:   /s/ William O. Passo
                         -------------------------------------------------------
                                William O. Passo, President


                      By:   /s/ Anthony W. Thompson
                         -------------------------------------------------------
                                Anthony W. Thompson, Exec. V.P.


                      By:  TMP Properties, a California General
                           Partnership as General Partner


                      By:   /s/ William O. Passo
                         -------------------------------------------------------
                                William O. Passo, General Partner


                      By:   /s/ Anthony W. Thompson
                         -------------------------------------------------------
                                Anthony W. Thompson, General Partner


                      By:   /s/ Scott E. McDaniel
                         -------------------------------------------------------
                                Scott E. McDaniel