Form 10-K
period 1997-12-31
TMP INLAND EMPIRE II LTD
filed 1998-03-30
CIK 885394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                    FORM 10-K
(Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required)
               For the fiscal year ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange act of 1934 (No Fee Required).
               For the transition from _________to____________

                                -----------------

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


Securities to be registered pursuant to Section 12(b) of the Act:

     Title of each class                        Name of each exchange on which
     to be so registered                        each class is to be registered
     -------------------                        ------------------------------
            N/A                                              N/A

Securities to be registered pursuant to Section 12 (g) of the Act:



                      UNITS OF LIMITED PARTNERSHIP INTEREST
                      -------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days    Yes [X]  No [ ]

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

        TMP Inland Empire II, Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"). The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which is being filed as an Exhibit to this Form 10K.

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

        TERM AND DISSOLUTION. The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

        1. The withdrawal, adjudication of bankruptcy, dissolution, or death of a General Partner, unless the remaining General Partner agrees to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the Partnership business and elect, by unanimous consent, one or more new General Partners to continue the business;

        2. A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

        3. The removal of a General Partner, unless the remaining General Partner agree to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the Partnership and elect, by a Majority Vote of the total outstanding Units, one or more new General Partners to continue the Partnership business.

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

        6. The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the remaining General Partner; or

        7. Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

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

COMPETITION

        It is anticipated that the Partnership will encounter considerable competition in the pre-development, development, operation, and eventual sale of the Properties. Even under the most favorable marketing conditions, there is no guarantee that the Properties can be pre-developed, developed, operated, or sold, and if sold, that such sale will be made upon terms favorable to the Partnership. Similarly, there is no guarantee that the Partnership will be able to conduct profitable operations on the Properties, if and when they are developed.

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

        The Partnership owns or has owned the following properties:

                             Date           Purchase      Date          Sales
        Property             Purchased      Price         Sold          Price
                             --------       ----------    --------      ----------
        Rialto I             11-04-88       $1,505,000    01-04-89      $2,250,000
        Rialto II            11-22-88       $  827,000    09-22-89      $1,500,000
        Fontana              10-28-88       $3,200,000    *             *

* FONTANA. The Fontana parcel was still owned by the Partnership as of December 31, 1997. It includes approximately 18.5 acres (gross) located on the south side of Baseline Avenue between Hemlock and (proposed) Beech Avenue in Fontana, California and is zoned for commercial use. This Property is currently listed for sale at $4,600,000.


ITEM 3. LEGAL PROCEEDINGS

        There are no matters requiring disclosure under Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1997.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

        As of December 31, 1997, there were approximately 608 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1995, 1996, and 1997.

CASH DISTRIBUTIONS

        No cash distributions were paid to the Limited Partners during the fiscal years ended December 31, 1997 and 1996. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 under the subcaption "Distributions, Net Income and Net Loss."


ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1997, 1996, 1995, 1994, and 1993, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)

                             YEARS ENDED DECEMBER 31
                         (Not Covered By Auditor Report)

                                 1997          1996           1995           1994          1993
                                 ----          ----           ----           ----          ----
Income from Sale of Property  $             $              $              $             $
Less cost of Property sold
Gross profit
Interest Income                       243            74          1,633          3,468         2,752
Other income
Total income                  $ 1,693,127   $        74    $     1,633    $     3,468   $     2,752
                              ===========   ===========    ===========    ===========   ===========
Net income (loss)             $ 1,692,327   $(2,660,344)   $      (367)   $     1,468   $       752
                              ===========   ===========    ===========    ===========   ===========
Net income (loss) per Unit*   $    231.09   $   (363.27)   $     (0.05)   $       .20   $       .10
                              ===========   ===========    ===========    ===========   ===========
Cash distribution per Unit*   $             $              $              $             $
                              ===========   ===========    ===========    ===========   ===========
Total assets                  $ 2,717,004   $ 1,023,477    $ 3,683,459    $ 3,684,579   $ 3,682,358
                              ===========   ===========    ===========    ===========   ===========

*(Based on 7,250 Units outstanding at December 31, 1997, 1996, 1995, 1994, and
  1993)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        During the period from inception (August 15, 1988) through December 31, 1988, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold two Properties during 1989 for a gross profit, net of all acquisition, carrying and selling costs, of $1,028,844. Other revenues received during the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997 consisted primarily of interest income and income from the forfeiture by potential buyers of non-refundable escrow deposits.

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

        The General Partners intend to meet currently anticipated cash requirements by first using cash on hand; second, funds from interest income; third, the sale of properties; and fourth, proceeds from a loan secured by the property. The General Partners believe that sufficient funds will be available to meet anticipated cash requirements for the next twelve months. At December 31, 1997, the remaining property was unencumbered.

        The Partnership has no current plans to develop any of the parcels, and it is expected that no such plans would be undertaken unless adequate funding therefor could be obtained, either from the sale or refinancing of parcels or the forming of a joint venture.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10K:

(I)            For the fiscal years ended December 31, 1997 and 1996:

                                                                          Page No.
                                                                          --------
                 Independent Auditors Report                               FS-1

                 Balance Sheets as of December 31, 1997 and 1996           FS-2

                 Statements of Income for the years ended
                 December 31, 1997, 1996, and 1995 FS-3 Statements of
                 Partners' Capital for the years ended December 31, 1997,
                 1996, 1995, and 1994                                      FS-4

                 Statements of Cash Flow for the years ended
                 December 31, 1997, 1996, and 1995                         FS-5

                 Notes to Financial Statements                             FS-6

                 Financial Statement Schedules                             FS-10

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The accounting firm of Balser, Horowitz, Frank & Wakeling ("BHF&W), whose report is included elsewhere herein with respect to the Partnership's financial statements for the fiscal years ended December 31, 1997 and 1996, has provided accounting services to this Partnership and to other limited partnerships of which the General Partners are the general partners, for many years.


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

        WILLIAM O. PASSO, 56, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is an officer of TMP Capital Corp., an NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

        SCOTT E. MCDANIEL, 51, is a Director and Vice President of TMP Investments Inc. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

        ANTHONY W. "TONY" THOMPSON, 51, is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

        During the period since the formation of the Partnership (August 15, 1989) through the fiscal year ended December 31, 1997, the Partnership paid fees to the General Partners for various services in the amount of $76,887 of which $0 was paid in the year ended December 31, 1997. In addition, the General Partners received collectively $39,787 as their share of Partnership distributions. (See Item 13. "Certain Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        As of December 31, 1997, the Partnership had 7,250 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1997 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                            Number of            Percent of
Name of Beneficial Owner                    Units                Class
------------------------                    ---------            ----------
William O. Passo                              20                   0.276%

Anthony W. Thompson                           58                   0.800%

All officers, directors and                   78                   1.076%
general partners as a group
(2 persons, including the above)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

        The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (August 15, 1988) through the fiscal year ended

December 31, 1997. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                           Amount Paid from
    Form of Compensation                                                   Formation through
       and Recipient           Description of Payment                      December 31, 1997
    --------------------       ----------------------                      -----------------
Selling Commission and Due     Up to a maximum of 10% of gross                 $725,000
Diligence Reimbursement        proceeds, a minimum of which was
(TMP Capital Corp.)            reallocated to participating Soliciting
                               Dealers (which included TMP Capital
                               Corp.) from Units sold by them. Up to
                               an additional 0.5% paid to Soliciting
                               Dealers (which included TMP Capital
                               Corp.) for due diligence activities.

Reimbursement for              Organizational Expenses paid to the              $30,057
Organizational Expenses        General Partners to reimburse them
(General Partners)             (without markup or profit) for
                               organizational costs actually incurred
                               such as advertising, mailing, printing
                               costs, clerical expenses, legal and
                               accounting fees.

Reimbursement for Property     The General Partners were reimbursed            $147,500
Expenses (General Partners)    (without markup or profit) for all out
                               of pocket expenses directly related to
                               the Properties, including the purchase
                               price of Properties acquired prior to
                               Partnership formation, out of pocket
                               carrying costs of such Properties (such
                               as interest and property taxes)
                               including actual interest incurred on
                               all funds advanced for the benefit of
                               the Partnership, deposits, escrow
                               extension payments, appraisal fees,
                               expenses of feasibility and other
                               studies performed by third parties
                               unaffiliated with the General Partners
                               and similar expenses, but not including
                               the General Partners' overhead,
                               salaries, travel or like expenses.

Property Acquisition Fees      For services rendered in connection
(General Partners or an        with the acquisition of the Properties
affiliate)                     acquired by the Partnership, the
                               General Partners, or an affiliate,
                               received acquisition compensation
                               (either denominated as such, or as a
                               real estate brokerage commission, or
                               otherwise) in the following amounts:
                                       (I)    Acquisition fees:                $347,500
                                       (ii)   Real estate brokerage            $152,450
                               commissions

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                           Amount Paid from
    Form of Compensation                                                   Formation through
       and Recipient           Description of Payment                      December 31, 1997
    --------------------       ----------------------                      -----------------
Partnership Management Fee     A Partnership Management Fee with                $76,887
(General Partners)             respect to each Property until a
                               Property is sold or improvement of the
                               Property commences in an annual amount
                               of 1/4 of 1% (.225%) of the cost of the
                               property, but not to exceed 2% of such
                               cost in the aggregate.

Leasing and Property           For leasing an improved Property, or a            $-0-
Management Fees (General       portion thereof, a commission equal to
Partners or an affiliate)      7% for the first year's rent (net
                               lease) or 6% of the first year's rent
                               (gross lease) decreasing to 2.5% (net
                               lease) or 2% (gross lease) of the rent
                               for years eleven through thirty. Upon
                               development of the Properties, or any
                               of them, an amount up to 5% of the
                               gross revenues of the Properties for
                               supervision for the operation and
                               maintenance of the Properties. Such
                               leasing and property management fees
                               shall not exceed the competitive rates
                               that would be charged by unaffiliated
                               persons.

Interest in Partnership        1% interest in all Partnership                   $39,787
Allocation of Each Material    allocations of Net Income, Net Loss and
Item (General Partners)        Distributions of Distributable Cash
                               from Operations and of Cash from Sale
                               or refinancing of the Properties.

Subordinated Participation     A 15% interest in all Partnership                 $-0-
(General Partners)             allocations of Net Income and
                               Distributions of Distributable Cash
                               from Operations and of Cash from the
                               Sale or Refinancing of the Properties
                               subordinated to a return of all Limited
                               Partners' Capital Contributions plus a
                               cumulative, non-compounded return of 6%
                               per annum on their Adjusted Capital
                               Contributions.

Subordinated Real Estate       Real estate commissions with respect to           $-0-
Commission (General Partners   the sale of Properties which are equal
or an Affiliate)               to the lesser of:  (I) 3% of the gross
                               sales price of a Properties; equal to
                               one-half the normal and competitive
                               rate charged by unaffiliated parties,
                               but payment shall be subordinated to a
                               return of all Limited Partners' Capital
                               contributions, plus a cumulative,
                               noncompounded return of 6% per annum on
                               their Adjusted Capital Contributions.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1997

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

                        27     Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 1998

                             TMP INLAND EMPIRE II, LTD.
                                    A California Limited Partnership

                             By:  TMP INVESTMENTS INC., a California corporation
                                    as co-General Partner



                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, President


                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson,
                                        Executive Vice President


                                    By:    /s/  RICHARD T. HUTTON, JR.
                                        ----------------------------------------
                                        Richard T. Hutton, Jr.,  Controller


                             and by TMP Properties, a California General
                                    Partnership, as co-General Partner



                                    By:    /s/  WILLIAM O. PASSO
                                        ----------------------------------------
                                        William O. Passo, General Partner



                                    By:    /s/  SCOTT E. MCDANIEL
                                        ----------------------------------------
                                        Scott E. McDaniel, General Partner



                                    By:    /s/  ANTHONY W. THOMPSON
                                        ----------------------------------------
                                        Anthony W. Thompson, General Partner

                           TMP INLAND EMPIRE II, LTD.
                       (A CALIFORNIA LIMITED PARTNERSHIP)


                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)

                              Financial Statements
                           December 31, 1997 and 1996



                                Table of Contents
                                -----------------


Independent Auditor's Report.........................................    1

Balance Sheets.......................................................    2

Statements of Income.................................................    3

Statements of Partners' Capital......................................    4

Statements of Cash Flows.............................................    5

Notes to Financial Statements........................................  6-9

Supplementary Information............................................   10

                [BALSER, HOROWITZ, FRANK & WAKELING LETTERHEAD]


                          Independent Auditor's Report
                          ----------------------------

To the Partners
TMP Inland Empire II, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire II, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital, and cash flows for the years ended December 31, 1997, 1996, and 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire II, Ltd. (A California Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.

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

Balser, Horowitz, Frank & Wakeling
BALSER, HOROWITZ, FRANK & WAKELING
    An Accountancy Corporation

Santa Ana, California
January 26, 1998

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                                 Balance Sheets
                           December 31, 1997 and 1996


                                     Assets
                                     ------


                                                      1997                1996
                                                      ----                ----
Cash                                              $     2,004         $    23,477

Investment in unimproved land,
 at lower of cost or fair value                     2,715,000           1,000,000
                                                  -----------         -----------

   Total assets                                   $ 2,717,004         $ 1,023,477
                                                  ===========         ===========

                       Liabilities and Partners' Capital
                       ---------------------------------

Due to affiliates                                 $     1,562         $       362

Commission payable                                     90,000              90,000

Franchise tax payable                                     800                 800
                                                  -----------         -----------

   Total liabilities                                   92,362              91,162
                                                  -----------         -----------

Partners' capital (deficit)

   General partners                                   (38,336)            (55,259)
   Limited partners; 7,250 equity
   units authorized and outstanding                 2,662,978             987,574
                                                  -----------         -----------

   Total partners' capital                          2,624,642             932,315
                                                  -----------         -----------

   Total liabilities and partners' capital        $ 2,717,004         $ 1,023,477
                                                  ===========         ===========

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                              Statements of Income
              For the Years Ended December 31, 1997, 1996 and 1995


                                              1997             1996              1995
                                              ----             ----              ----
Income

   Appreciation in fair value of
      unimproved land                      $ 1,692,884      $         0       $         0
   Interest income                                 243              748             1,633
                                           -----------      -----------       -----------

      Total income                           1,693,127              748             1,633
                                           -----------      -----------       -----------

Expenses

   Decline in fair value of
      unimproved land                                0        2,659,615                 0
   Amortization                                      0              677             1,200
                                           -----------      -----------       -----------

      Total expenses                                 0        2,660,292             1,200
                                           -----------      -----------       -----------

Income before income taxes                   1,693,127       (2,659,544)              433

State Franchise tax                                800              800               800
                                           -----------      -----------       -----------

Net income or (loss)                       $ 1,692,327      $(2,660,344)      $      (367)
                                           ===========      ===========       ===========

Allocation of net income or (loss)

   General partners, in the aggregate      $    16,923      $   (26,603)      $        (4)
                                           ===========      ===========       ===========

   Limited partners, in the aggregate      $ 1,675,404      $(2,633,741)      $      (363)
                                           ===========      ===========       ===========

   Limited partners, per equity unit       $    231.09      $   (363.27)      $      (.05)
                                           ===========      ===========       ===========

             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
              For the Years Ended December 31, 1997, 1996 and 1995


                                   General           Limited
                                   Partners          Partners            Total
                                   --------          --------            -----
Partners' capital (deficit),
   December 31, 1994              $   (28,652)      $ 3,621,678       $ 3,593,026

Net (loss) for 1995                        (4)             (363)             (367)
                                  -----------       -----------       -----------

Partners' capital (deficit),
   December 31, 1995                  (28,656)        3,621,315         3,592,659

Net (loss) for 1996                   (26,603)       (2,633,741)       (2,660,344)
                                  -----------       -----------       -----------

Partners' capital (deficit),
   December 31, 1996                  (55,259)          987,574           932,315

Net income for 1997                    16,923         1,675,404         1,692,327
                                  -----------       -----------       -----------

Partners' capital (deficit),
   December 31, 1997              $   (38,336)      $ 2,662,978       $ 2,624,642
                                  ===========       ===========       ===========


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
              For the Years Ended December 31, 1997, 1996 and 1995


                                                        1997            1996          1995
                                                        ----            ----          ----
Cash flow from operating activities
   Net income or (loss)                              $ 1,692,327    $(2,660,344)   $      (367)
   Adjustments to reconcile net income
       or (loss) to net cash (used in)
      operating activities:
      Amortization of organization costs                       0            677          1,200
      Increase or (decrease) in accounts
          payable                                          1,200            362           (753)
      Increase in carrying costs                         (22,116)       (28,592)       (26,992)
      Change in fair value of unimproved
         land                                         (1,692,884)     2,659,615              0
                                                     -----------    -----------    -----------

Net cash (used in) operating activities                  (21,473)       (28,282)       (26,912)
                                                     -----------    -----------    -----------

Net (decrease) in cash                                   (21,473)       (28,282)       (26,912)

Cash, beginning of year                                   23,477         51,759         78,671
                                                     -----------    -----------    -----------

Cash, end of year                                    $     2,004    $    23,477    $    51,759
                                                     ===========    ===========    ===========

Supplemental disclosures of cash flow information:

Income taxes paid                                    $       800    $       800    $       800
Interest paid                                        $         0    $         0    $         0


Other disclosures

The Partnership did not enter into non-cash investing or financing activities during the years ended December 31, 1997, 1996 or 1995.

The Partnership had no short-term highly liquid investments during the years ended December 31, 1997, 1996 or 1995.


             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995


Note 1 - Summary Of Significant Accounting Policies

        Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

        Organization Costs - Organization costs include expenses incurred in the formation of the Partnership. These costs were capitalized and amortized over a period of 40 years prior to 1992 and were changed to a 5-year amortization schedule in 1992. Organization costs were fully amortized in 1996.

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

        Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1997 and 1996 is $800.

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

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



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

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



Note 4 - Allocation Of Profits, Losses And Cash Distributions

        Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 85% and the general partners 15% of profits, losses and cash distributions. There were no distributions in 1997, 1996 or 1995.


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

        The Partnership paid $0 and $7,800 in partnership management fees to the general partners during the years ended December 31, 1997, and December 31, 1996 and 1995, respectively. The Partnership was also charged $9,790, $9,090 and $7,297 during the years ended December 31, 1997, 1996 and 1995, respectively, by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 and 1996 the Partnership had a payable of $1,562 and $362, respectively, to the general partner and the affiliated company.

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                        December 31, 1997, 1996 and 1995



Note 5 - Related Party Transactions (Continued)

        At December 31, 1997, 1996 and 1995, $90,000 in sales commission was payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of such sales commission is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contribution.


Note 6 - Changes In The Fair Value Of Investment In Unimproved Land

        As of December 31, 1996, the total carrying amount of the investment in unimproved land was reduced by $2,659,615. This reduction represents the decline in fair value, as determined by the general partners, and is due mainly to the downturn in Southern California's real estate market and apparent slow recovery.

        As of December 31, 1997, the total carrying amount of the investment in unimproved land was increased by $1,692,884. This increase is due to various favorable market conditions within the Southern California real estate market during 1997. The general partners have thus reevaluated the prior years valuation of unimproved land and determined the corresponding recovery in value is appropriate.

                            SUPPLEMENTARY INFORMATION

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes) For the Years Ended December 31, 1997, 1996 and 1995


COLUMN A              COLUMN B    COLUMN C           COLUMN D         COLUMN E    COLUMN F     COLUMN G     COLUMN H    COLUMN I
----------------------------------------------------------------------------------------------------------------------------------
                                                 COSTS CAPITALIZED
                                                    SUBSEQUENT          Gross
                                                  TO ACQUISITION        amount
                                              ----------------------   at which                                         Estimated
Description of                     Initial                 Carrying  Carried at   Accumulated    Date of       Date    Depreciable
    Assets          Encumbrances   Costs     Improvements   Costs     Year-End   Depreciation  Construction  Acquired     Life
    ------          ------------   -----     ------------   -----     --------   ------------  ------------  --------     ----

                                                                            1995
                                                                            ----
Unimproved land -
 Fontana, CA                -0-   $3,427,133      -0-      $203,890  $ 3,631,023       -0-           n/a      10/25/88     n/a

                                                                            1996
                                                                            ----
Unimproved land -
 Fontana, CA                -0-   $3,427,133      -0-      $232,482  $ 3,659,615       -0-           n/a      10/25/88     n/a

                                                                            1997
                                                                            ----
Unimproved land -
 Fontana, CA                -0-   $3,427,133      -0-      $241,777  $ 3,668,910       -0-           n/a      10/25/88     n/a

Reconciliation of carrying amount
---------------------------------
                                       1995                              1996                                 1997
                                       ----                              ----                                 ----

Beginning balance                  3,604,031                         $ 3,631,023                           $3,659,615

Additions
  Improvements                0                                   0                                     0
  Carrying costs        $26,992                              28,592                                22,115
                        -------                            --------                                ------

  Total additions                     26,992                              28,592                               22,115
                                  ----------                         -----------                           ----------

                                  $3,631,023                         $ 3,659,615                            3,681,730

Allowance for decline
 in fair value of
 unimproved land                                                      (2,659,615)                            (966,730)
                                                                     -----------                             --------

Ending balance                                                       $ 1,000,000                           $2,715,000
                                                                     ===========                           ==========


             See Accompanying Notes and Independent Auditor's Report