Form 10-Q
period 1998-03-31
TMP INLAND EMPIRE II LTD
filed 1998-05-15
CIK 885394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       of
                       The Securities Exchange Act of 1934

                  for the Quarterly Period ended March 31, 1998


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

Balance Sheets as of March 31, 1998 and December 31, 1997,

Statement of Income for the Three Months ended March 31, 1998 and 1997,

Statements of Cash Flows for the Three Months ended March 31, 1998 and 1997.

The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the financial position of the Partnership as of March 31, 1998 and the results of its operations, changes in partners' equity, and cash flows for the period then ended.

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership


                                 Balance Sheets

                                                          March 31,          December 31,
                                                            1998                 1997
                                                        -----------          -----------
Assets

Cash                                                    $        50          $     2,004
Investment In Unimproved Land                             2,719,123            2,715,000
                                                        -----------          -----------

               Total Assets                             $ 2,719,173          $ 2,717,004
                                                        ===========          ===========

Liabilities and Partners Capital

Accounts Payable and Accrued
Liabilities                                             $     4,527          $     1,562
Commission Payable                                           90,000               90,000
Franchise Tax Payable                                             0                  800
                                                        -----------          -----------

               Total Liabilities                             94,527               92,362

Partners' Capital

               General Partners                             (38,336)             (38,336)
               Limited Partners 7,250 equity
               units authorized and outstanding           2,662,982            2,662,978
                                                        -----------          -----------

               Total Partners Capital                     2,624,646            2,624,642

Total Liablilities and
Partners' Capital                                       $ 2,719,173          $ 2,717,004
                                                        ===========          ===========

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)


                                                Three Months Ended
                                             March 31        March 31
                                               1998            1997

Land Sales                                 $     0          $     0

Cost of Land Sales                         $     0          $     0
                                           ---------------------------

        Gross Profit                       $     0          $     0

Interest and Other Income                  $     3          $   117
                                           ---------------------------

Amortization                               $     0          $     0
                                           ---------------------------

        Net Income                         $     3              117
                                           ---------------------------

Allocation of Net Income Loss)
(Note 2)

        General Partners                   $     0          $     1

        Limited Partners                   $     3          $   116

        Limited Partners, per unit         $  0.00          $  0.02

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)


                                                           Three Months          Three Months
                                                             Ended                  Ended
                                                            March 31,              March 31,
                                                              1998                   1997
                                                           -----------            -----------

Operating Activities:

Net Income (Loss)                                          $     3               $   117

Add Non-Cash Items:
Amortization                                                     0                     0

Changes In:
        Accounts Payable                                     2,165                 2,499
        Commissions Payable                                      0                     0

                Net Cash Provided by (Used In)
                Operating Activities                             0                     0

Investing Activities:

Investment in Land
        Net Cash Provided by (Used In)
        Investing Activities                                (4,122)               (9,873)

Financing Activities
        Net Cash Provided by (Used In)                           0                     0
        Financing Activities

Increase (Decrease) In Cash                                $(1,954)              $(7,257)
                                                           --------              -------

Beginning Cash                                             $ 2,004               $23,477

Ending Cash                                                $    50               $16,220
                                                           --------              -------

                            TMP INLAND EMPIRE II, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


NOTE 1 - Summary of Significant Accounting Policies

Accounting Method - TMP Inland Empire II, Ltd. (the Partnership) prepares its financial statements on the accrual basis of accounting.

Organization Costs - Organization costs include expenses incurred in the formation of the Partnership that have been capitalized and that have been amortized over a period of 40 years prior to 1992 and are being amortized over five years beginning in 1992. These organization cost have been completely amortized as of 1997.

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

As of March 31, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the general partners.


NOTE 3 - Commissions Payable

As of March 31, 1998 and 1997, the Partnership had a payable to a related party for services rendered relating to sales of properties prior to 1990.

                           TMP INLAND EMPIRE II, LTD.
                        a California Limited Partnership
                   For the Three Months Ended March 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Partnership revenues during the three month periods ended March 31, 1998 and 1997 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

Investing activities for the three months ended March 31, 1998 and 1997 used approximately $4,000 and $10,000, respectively, most of which was used to pay development and carrying costs of the land held for investment.

The Partnership had one property at March 31, 1998 that is being held for appreciation and resale. Upon the sale of the property, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up partnership operations, to the partners.

Management believes that cash reserves as of March 31, 1998 are insufficient to meet the anticipated cash requirements of the Partnership for the next twelve months. If the Partnership is unable to sell the remaining parcel of land, the Partnership can obtain a loan secured by the land or withhold payment of certain expenses such as property taxes or expense reimbursements to the general partners.

                                   Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 11, 1998

                 TMP INLAND EMPIRE II, LTD.
                 a California Limited Partnership


                 By: TMP Investments, Inc., as General Partner


                     By:  \s\ William O. Passo
                        --------------------------------------------
                          William O. Passo, President


                     By:  \s\ Anthony W. Thompson
                        --------------------------------------------
                          Anthony W. Thompson, Exec. V.P.


                     By: TMP Properties, a California General
                            Partnership as General Partner


                     By:  \s\ William O. Passo
                        --------------------------------------------
                          William O. Passo, General Partner


                     By:  \s\ Anthony W. Thompson
                        --------------------------------------------
                          Anthony W. Thompson, General Partner


                     By:  \s\ Scott E. McDaniel
                        --------------------------------------------
                                Scott E. McDaniel

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule