Form 10-K/A
period 1997-12-31
TMP INLAND EMPIRE II LTD
filed 1998-08-19
CIK 885394

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -----------------


                                   FORM 10-K/A
(Mark One)

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

                                (Title of Class)
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

                                Table of Contents





Independent Auditor's Report......................................         1

Balance Sheet.....................................................         2

Statement of Income...............................................         3

Statement of Partners' Capital....................................         4

Statement of Cash Flows...........................................         5

Notes to Financial Statements.....................................        6-9

Supplementary Information.........................................        10

                          Independent Auditor's Report

To the Partners
TMP Inland Empire II, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheet of TMP Inland Empire II, Ltd. (A California Limited Partnership) as of December 31, 1997, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire II, Ltd. (A California Limited Partnership) as of December 31, 1997, and the results of its operations and its cash flows for the year ended, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information contained in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is stated fairly in all material respects in relation to the basic financial statements taken as a whole.

Balser, Horowitz, Frank & Wakeling
BALSER, HOROWITZ, FRANK & WAKELING
                 An Accountancy Corporation

Santa Ana, California January 26, 1998 except for Note 6, as to which the date is August 3, 1998



                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1997


                                     Assets
                                     ------


                                                               1997
                                                               ----



Cash                                                        $     2,004

Investment in unimproved land,
 at lower of cost or fair value                               1,006,111
                                                              ---------

    Total assets                                             $1,008,115
                                                             ==========



                        Liabilities and Partners' Capital
                        ---------------------------------


Due to affiliates                                           $     1,562

Commission payable                                               90,000

Franchise tax payable                                               800
                                                                 ------

    Total liabilities                                            92,362
                                                                 ------

Partners' capital (deficit)

    General partners                                            (55,425)
    Limited partners; 7,250 equity
    units authorized and outstanding                            971,178
                                                               ----------

    Total partners' capital                                     915,753
                                                                -------

    Total liabilities and partners' capital                  $1,008,115
                                                             ==========




             See Accompanying Notes and Independent Auditor's Report


                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                               Statement of Income
                      For the Year Ended December 31, 1997



                                                                 1997
                                                                 ----

Income
------

    Interest income                                          $      243
                                                             ----------

       Total income                                                 243
                                                             ----------

Expenses
--------

    Accounting                                                    6,215
    Expense reimbursements                                        9,790
                                                                  -----

       Total expenses                                            16,005
                                                                 ------


Income or (loss) before income taxes                            (15,762)

State Franchise tax                                                 800
                                                                 ------

Net income or (loss)                                        $   (16,562)
                                                             ===========




Allocation of net income or (loss)

    General partners, in the aggregate                      $      (166)
                                                             ===========

    Limited partners, in the aggregate                      $   (16,396)
                                                             ===========

    Limited partners, per equity unit                       $     (2.26)





             See Accompanying Notes and Independent Auditor's Report


                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                         Statement of Partners' Capital
                      For the Year Ended December 31, 1997






                                    General      Limited
                                    Partners     Partners      Total
                                    --------     --------      -----



Partners' capital (deficit),
    December 31, 1996                 (55,259)      987,574       932,315

Net income for 1997                      (166)      (16,396)      (16,562)
                                       -------      --------      --------

Partners' capital (deficit),
    December 31, 1997               $(55,425)     $ 971,178     $  915,753
                                     ========      ========       ========






















             See Accompanying Notes and Independent Auditor's Report


                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                             Statement of Cash Flows
                      For the Year Ended December 31, 1997




                                                                 1997
                                                                 ----


Cash flow from operating activities
    Net income or (loss)                                    $  (16,562)
    Adjustments to reconcile net income
        or (loss) to net cash (used in)
       operating activities:
       Increase or (decrease) in accounts payable                1,200
       Increase in carrying costs                               (6,111)

Net cash (used in) operating activities                        (21,473)
                                                             ----------


Net (decrease) in cash                                         (21,473)

Cash, beginning of year                                         23,477

Cash, end of year                                           $    2,004
                                                             =========


Supplemental disclosures of cash flow information:

Income taxes paid                                           $      800
Interest paid                                               $        0


Other disclosures

The Partnership did not enter into non-cash investing or financing activities during the year ended December 31, 1997.

The Partnership had no short-term highly liquid investments during the year ended December 31, 1997.





             See Accompanying Notes and Independent Auditor's Report

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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

         Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes direct carrying costs such as interest expense and property taxes. Such costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

         Syndication Costs - Syndication costs (such as commissions, printing, and legal fees) totaling $791,514 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Income Taxes - The entity is treated as a partnership for income tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise tax due by the Partnership at December 31, 1997 is $800.

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

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



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

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



Note 4 - Allocation Of Profits, Losses And Cash Distributions

         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 85% and the general partners 15% of profits, losses and cash distributions. There were no distributions in 1997.


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

         The Partnership was charged $9,790 during the year ended December 31, 1997 by the general partner and an affiliated company of the general partner for office, secretarial and advertising expenses. At December 31, 1997 the Partnership had a payable of $1,562 to the general partner and the affiliated company.

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                                December 31, 1997



Note 5 - Related Party Transactions (Continued)

         At December 31, 1997 $90,000 in sales commission was payable to Regal Realty,a company wholly owned by Scott E.McDaniel,for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of such sales commission is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contribution.


Note 6 - Re-statement and re-issuance of 1997 financial statements

         In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,659,615. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,692,884 of income due to appreciation in fair value of land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, these financial statements have been re-stated to remove the appreciation in fair value of land.

         In addition, certain carrying costs of land that were previously capitalized have been re-stated as current expenses in the amount of $16,005.


                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
              Schedule I - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, For SEC Reporting Purposes)
                      For the Year Ended December 31, 1997





                                                COSTS CAPITALIZED     Gross
                                                   SUBSEQUENT         amount
                                                 TO ACQUISITION      at which                                              Estimated
                                              --------------------
                                    Initial               Carrying   Carried at   Accumulated     Date of        Date    Depreciable
Description of Assets Encumbrances   Costs   Improvements   Costs     Year-End    Depreciation   Construction    Acquired    Life
--------------------- ------------   -----   ------------   -----     --------    ------------   ------------    --------    ----


                                                   1997
                                                   ----



Unimproved land -
 Fontana, CA             -0-       $3,427,133    -0-     $238,593     $3,665,726      -0-           n/a         10/25/88     n/a
                         ===        =========    ===      =======      =========      ===







Reconciliation of carrying amount
---------------------------------
                                                 1997
                                                 ----


Beginning balance                                     $3,659,615

Additions
  Improvements                               0
  Property taxes                         6,111
                                         -----

  Total additions                                          6,111
                                                           -----
                                                       3,665,726

Allowance for decline in fair value
     of unimproved land                               (2,659,615)
                                                      -----------

Ending balance                                        $1,006,111
                                                      ==========








             See Accompanying Notes and Independent Auditor's Report