Form 10-Q/A
period 1998-03-31
TMP INLAND EMPIRE II LTD
filed 1998-08-19
CIK 885394

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

                          ----------------------------

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

Statement of Income for the Three Months ended March 31,1998 and 1997,

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



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                            March 31,           December 31,
                                              1998                  1997

Assets

Cash                                      $        50           $    2,004
Investment In Unimproved Land               1,008,819            1,006,111
                                          -----------           ----------

             Total Assets                 $ 1,008,869           $1,008,115
                                          ===========           ==========

Liabilities and Partners Capital

Accounts Payable and Accrued
Liabilities                               $     6,065           $    1,562
Commission Payable                             90,000               90,000
Franchise Tax Payable                             800                  800
                                          -----------           ----------

             Total Liabilities                 96,865               92,362

Partners' Capital

      General Partners                        (55,463)             (55,425)
      Limited Partners 7,250 equity
      units authorized and outstanding        967,467              971,178
                                          ------------          ----------

             Total Partners Capital           912,004              915,753

Total Liablilities and                    $ 1,008,869           $1,008,115
                                          ===========           ==========
Partners' Capital




                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)

                                            Three Months Ended
                                          March 31           March 31
                                            1998               1997


Interest and Other Income               $         3        $    117
                                        -----------        --------

Administrative Expenses                 $     3,753         $8,351
                                        -----------         -------

       Net Income (Loss)                    ($3,750)       ($8,234)
                                        ------------       --------

Allocation of Net Income Loss)
(Note 2)

       General Partners                        ($38)          ($82)

       Limited Partners                     ($3,712)       ($8,152)

       Limited Partners, per unit             ($.51)        ($1.12)






                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)

                                             Three Months        Three Months
                                                 Ended              Ended
                                            March 31, 1998      March 31, 1997

Operating Activities:

Net Loss                                    $   (3,750)         $  (8,234)

Changes In:
       Accounts Payable                          4,504              2,499
                                            ----------          ----------

              Net Cash Provided by (Used
              In) Operating Activities             754             (57,35)

Investing Activities:

Investment in Land                              (2,708)            (1,522)
                                            -----------         ----------
       Net Cash Provided by (Used In)
       Investing Activities                      (2,708)           (1,522)

Increase (Decrease) In Cash                 $    (1,954)        $  (7,257)

Beginning Cash                              $     2,004         $  23,477
                                            ------------        ---------

Ending Cash                                 $        50         $  16,220
                                            ===========         =========


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



NOTE 4 - Restatement and reissuance of 1997 financial statements

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to e Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,659,544. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,692,884 of income due to appreciation in fair value of land. Current clarifications reveals that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements have been restated on August 3, 1998 to remove the appreciation in fair value of land.

In addition, certain carrying costs of land that were previously capitalized were restated as current expenses in the amount of $$8,351 for the quarter ended March 31, 1997 and $3,753 for the quarter ended March 31, 1998.

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

Date:  May 11, 1998

                  TMP INLAND EMPIRE II, LTD.
                  a California Limited Partnership


                  By: TMP Investments, Inc., as General Partner

                              \s\ William O. Passo
                      By:___________________________________
                            William O. Passo, President

                               \s\ Anthony W. Thompson
                      By:___________________________________
                           Anthony W. Thompson, Exec. V.P.


                 By:  TMP Properties, a California General
                      Partnership as General Partner

                              \s\ William O. Passo
                     By:___________________________________
                        William O. Passo, General Partner

                              \s\ Anthony W. Thompson
                     By:___________________________________
                        Anthony W. Thompson, General Partner

                              \s\ Scott E. McDaniel
                     By ____________________________________
                               Scott E. McDaniel

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
  28                              Agreement
  29                              Management and Consulting Agreement