Form 10QSB
period 1998-09-30
TMP INLAND EMPIRE II LTD
filed 1998-11-10
CIK 885394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                                       Of
                      The Securities Exchange Act of 1934

               for the Quarterly Period ended September 30, 1998

                          Commission File No. 0-19963

                           TMP INLAND EMPIRE II, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                        33-0311624
  (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

801 North Parkcenter Drive, Suite 235
     Santa Ana, California                                    92705
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

Yes [ X ]   No [  ]

                                    1 of 12

                           TMP INLAND EMPIRE II, LTD.

                                      INDEX

 PART I                FINANCIAL INFORMATION                              Page

 Item 1.               Financial Statements

                       Balance Sheets as of September 30, 1998 (unaudited)
                       and December 31, 1997                                 3

                       Statements of Operations for the Three Months
                       and Nine Months ended September 30, 1998 and 1997
                       (unaudited)                                         4,5

                       Statements of Cash Flows for the Nine Months
                       ended September 30, 1998 and 1997(unaudited)          6

                       Notes to Financial Statements (unaudited)           7,8

 Item 2.               Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         9

                       OTHER INFORMATION
 PART II

 Item 1.               Legal Proceedings                                    11

 Item 2.               Changes in Securities                                11

 Item 3.               Defaults Upon Senior Securities                      11

 Item 4.               Submission of Matters to a Vote of Security Holders  11

 Item 5.               Other Information                                    11

 Item 6.               Exhibits and Reports on Form 8-K                     11

 SIGNATURES                                                                 12

                                    2 of 12





                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets


                                           September 30
                                               1998             December 31,
                                           (unaudited)            1997
                                           -----------           ---------

                                     Assets


Cash                                      $       3,016       $          2,004
Prepaid Assets                                    3,637                  -----
Investment In Unimproved Land (Note 1)        1,024,223              1,006,111
                                              ---------              ---------

Total Assets                              $   1,030,876       $      1,008,115
                                          =============       ================


                        Liabilities and Partners' Capital

Accounts Payable                          $       3,198       $          ---
Due to Affiliates                                 4,531                  1,562
Due to Manager (Note 1)                          46,467                  ---
Commission Payable (Note 3)                      90,000                 90,000
Property Taxes Payable                            1,534                  ---
Franchise Tax Payable                               800                    800
                                              ---------              ---------

Total Liabilities                               146,530                 92,362
                                              ---------              ---------

Partners' Capital (Deficit)
General Partners                                (55,739)               (55,425)
Limited Partners, 7250 units (at $1,000/unit)   940,085                971,178
  authorized, issued and outstanding          ---------              ---------

Total Partners' Capital                         884,346                915,753
                                              ---------              ---------

Total Liabilities and Partners' Capital   $   1,030,876       $      1,008,115
                                          =============       ================


                 See Accompanying Notes to Financial Statements


                                    3 of 12


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)


                                                         Three Months Ended
                                                September 30,     September 30,
                                                    1998                1997



Interest Income                                 $    ---         $        37

General & Administrative Expenses                  15,795               1,811
                                                   ------               -----

Net Loss                                        $ (15,795)       $     (1,774)
                                                =========        ============

Allocation of Net Loss (Note 2)

  General Partners:                             $    (158)       $        (18)
                                                =========        ============

  Limited Partners:                             $ (15,637)       $     (1,756)
                                                =========        =============

Limited Partners, per unit:                     $ (2.16)         $       (.24)
                                                =======          =============



                 See Accompanying Notes to Financial Statement

                                    4 of 12


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)


                                                    Nine Months Ended

                                             September 30,      September 30,
                                                 1998                1997
                                                 ----                ----

Interest Income                              $          3       $         218

General & Administrative Expenses                  31,410              13,686
                                                                            ----                  ----- ---------------
Net Loss                                     $    (31,407)      $     (13,468)
                                                                                         ========              ========

Allocation of Net Loss (Note 2)

  General Partners:                          $       (314)      $        (135)

  Limited Partners:                          $    (31,093)      $     (13,333)
                                              ============       =============

  Limited Partners, per unit                 $      (4.29)      $       (1.84)



                 See Accompanying Notes to Financial Statements


                                    5 of 12


                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)


                                                     Nine Months Ended

                                                September 30,      September 30,
                                                    1998              1997
                                                    ----              ----


Net Loss                                        $   (31,407)       $ (13,468)
Adjustments to Reconcile Net Loss to Net Cash
  Provided by (Used In) Operating Activities:
    Due to Changes In:
      Prepaid Assets                                 (3,637)            ---
      Due to Affiliates                               2,969             ---
      Due to Manager                                 46,467             ---
      Property Taxes Payable                          1,534             ---
      Accounts Payable                                3,198            (773)
                                                      -----            -----

Net Cash Provided by (Used in) Operating
  Activities                                         19,124         (14,241)
                                                     ------          -------

Investment In Unimproved Land                       (18,112)         (4,193)
                                                    -------          ------

Net Cash Used In Investing Activities               (18,112)         (4,193)
                                                    -------          ------

Net Increase (Decrease) In Cash                       1,012         (18,434)

Cash at the Beginning of the Period                   2,004          23,477
                                                      -----          ------

Cash at the End of the Period                   $     3,016        $  5,043
                                                ===========        ========




                    See Accompanying Notes to Financial Statements

                                    6 of 12

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                        Notes to the Financial Statements
                                   (Unaudited)


The accompanying unaudited interim financial statements include all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position of the Partnership as of September 30, 1998 and the results of its operations, and cash flows for the three and nine months then ended in accordance with generally accepted accounting principles for interim financial information.

NOTE 1 - The Partnership and its Significant Accounting Policies

TMP Inland Empire II, Ltd. (the Partnership) was organized in 1988 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property. The general part-ners in the Partnership are William O. Passo, Anthony W. Thompson, Scott E. McDaniel of TMP Properties, a California General Partnership and TMP Investments Inc. (the General Partners).
On March 12, 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited liability company, whereby PacWest paid the General Partners of the Partnership and ten other related partnerships a total of $300,000 and agreed to pay up to a total of an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

On April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with Preferred Partnership Services, Inc. and other entities to perform certain of the financial, accounting, and investor relations services for the Partnership.

In addition, PacWest has agreed to provide certain additional liquidity to this partnership as further discussed in the MD&A section of this report. As of September 30, 1998, the Partnership has a payable of $46,467 to PacWest related to these agreements.

The following is a summary of the Partnership significant accounting policies:

Basis of Presentation - The Partnership prepares its financial statements on the accrual basis of accounting.

Investment in Unimproved Land - The Partnership's land is stated at the lower of actual cost or net realizable value. All costs associated with the acquisition of a property are capitalized. In addition, the Partnership capitalizes interest and property taxes as carrying costs.

Income  Taxes - The entity is treated as a  partnership  for income tax purposes
                                    7 OF 12
and any income or loss is passed through and taxable at the partner level. Accordingly, no provision for federal income taxes is provided.

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

During each of the nine month periods ended September 30, 1998 and 1997, profits, losses and cash distributions were allocated 99 percent to the limited partners and one percent to the General Partners.

NOTE 3 - Commission Payable

As of September 30, 1998 and 1997, the Partnership owes $90,000 to a related party for services rendered relating to sales of properties prior to 1990.

NOTE 4 - Restatement and Reissuance of 1997 Financial Statements

In compliance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,659,594. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,692,884 of income due to appreciation in the fair value of this same land. Current clarification reveals that SFAS 121 does not provide for recording appreciation in the fair value of an asset even in view of a previously recorded decline in value. Therefore, the 1997 financial statements were restated on August 3, 1998 to reflect the reversal of this appreciation in the fair value of land.

In addition, certain carrying costs of land that had been previously capitalized have been reclassified as current expenses in the amount of $1,811 and $13,686 for the three and nine months ended September 30, 1997.



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

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such works are intended to identify forward-looking statements, but are not the
                                    8 OF 12
exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnerships properties regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties and the Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

The Partnership has one property at September 30, 1998, which is being held for appreciation and resale. Upon the sale of this property, the Partnership intends to distribute the sale proceeds, less any reserves needed for winding up the Partnership operations, to the partners.

Results of Operations

Partnership revenues during the three and nine month periods ended September 30, 1998 and 1997 consisted primarily of interest earned on funds held in reserve. No properties were sold during the periods presented.

Investing activities for the nine months ended September 30, 1998 and 1997 used approximately $18,000 and $4,000, respectively, the majority of which was used to pay development and carrying costs of the land held for investment.

General and administrative expenses for the three and nine months ended September 30, 1997 and 1998 represent legal, accounting and related expenses which vary from quarter to quarter based on certain activity in the Partnership. In addition in 1998, they reflect fees charged to the Partnership pursuant to the Management Agreement described in Note 1 for various management and administrative services.

Liquidity and Capital Resources

Management believes that cash reserves as of September 30, 1998 are insufficient to meet the anticipated cash requirements of the Partnership for the next 12 months. As discussed in Note 1, PacWest has agreed to loan and/or secure a loan for TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated to eleven (11) TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to TMP Inland Empire II, Ltd., at 12% simple interest over a 24 month period beginning April 1, 1998, secured by the Partnership's properties, as funds are needed in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt and appropriate entitlement costs.

PacWest, at their option, can make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to all TMP partnerships is limited to a maximum of $2,500,000.

TMP properties and TMP Investments, Inc. will remain as general partners, however, PacWest has acquired the General Partner's unsubordinated 1% interest
                                    9 OF 12
in the Partnership and assumed responsibility for all partnership administration. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years.

As the Partnership properties are sold, cash will be used to first pay back PacWest loans, then other creditors, then to accrued but unpaid partnership indebtedness.

Sale proceeds in excess of the amounts necessary to pay the Partnershi   indebt-
edness  shall be split 90% to the Partnership and 10% to PacWest.

The General Partners believe that ultimately the aforementioned arrangement will benefit the Partnership and the limited partners. Without the cash infusion from PacWest, the Partnership stands to lose its property due to foreclosure resulting from the inability to pay outstanding loans.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date codes fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by organizations may need to upgraded to comply with the "Y2K" requirements. There is significant uncertainty in the software and information services industries concerning the potential effects associated with such compliance. While the Partnership believes that its systems are compatible with Y2K applications, there can be no assurance that all Partnership systems will function properly in all operating environments and on all platforms. The failure to comply with Y2K requirements by systems not designed by the Partnership may also have a material adverse effect on the Partnership's business, financial condition and results of operations. The Partnership is currently developing and implementing a plan to identify and address potential difficulties associated with Y2K issues and does not expect to expend any significant funds as a result of these issues.

                                    10 OF 12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities and Use of Proceeds

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     None.





                                    11 OF 12

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

Date: (date)


                                    TMP INLAND EMPIRE II, LTD.
                                    A California Limited Partnership

                  By: TMP Investments, Inc., as General Partner

                       By:   \s\ William O. Passo
                                 William O. Passo, President

                       By:   \s\ Anthony W. Thompson
                                 Anthony W. Thompson, Exec. VP

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








12 OF 12