Form 10KSB
period 1998-12-31
TMP INLAND EMPIRE II LTD
filed 1999-04-15
CIK 885394

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                  FORM 10 K-SB
                                   (Mark One)

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1998

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

ITEM 1(a)         BUSINESS

INTRODUCTION

TMP Inland Empire II, Ltd., a California Limited Partnership (the "Partnership"), is a California limited partnership formed in August, 1988, of which TMP Investments, Inc., a California corporation, and TMP Properties, a California general partnership, are the General Partners (the "General Partners"). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the "Properties") located primarily in San Bernardino County, California. A total of three properties were purchased. Two were sold and the proceeds distributed. The last remaining parcel totaling 18 acres has been zoned commercial.

The remaining Property will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner, or it may be traded for an income producing shopping center or apartment complex. If the Property or portions there of is developed, the General Partners intend to hold and manage the same for the production of income until such time that they determine a sale would be in the best interests of the Partnership and its limited partners (the "Limited Partners"). Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

TMP Inland Empire II, Ltd., a California Limited Partnership, has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the Partners in the Partnership are governed by the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"). The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which has been filed as an Exhibit to Form 10K.

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

THE RESPONSIBILITIES OF THE GENERAL PARTNERS. The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1,1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, Affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the then outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS. A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

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

1.The withdrawal, adjudication of bankruptcy, dissolution, or death of a General
  Partner, unless the remaining General Partner agree to continue the business of the Partnership, or if there is no remaining General Partner, all the Limited Partners agree to continue the Partnership business and elect, by unanimous consent, one or more new General Partners to continue the business;

2.A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

3.The removal of a General Partner, unless the remaining General Partner agree to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the Partnership and elect, by a Majority Vote of the total out-standing Units, one or more new General Partners to continue the Partnership business.

VOTING RIGHTS OF LIMITED PARTNERS. The voting rights of the Limited Partners are set forth in Section 6 of the Partnership Agreement. The Limited Partners have the right to vote upon the following matters affecting the basic structure of the Partnership:

1.Amendment of the Partnership Agreement (except for amendments which do not affect the rights of the Limited Partners);

2.Removal of a General Partner;

3.Admission of a General Partner;

4.The sale of all, or a substantial part, of the assets of the Partnership other than in the ordinary course of business;

5.The election to continue the business of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankrup-tcy, death, or dissolution of the sole remaining General Partner;

6.The election to continue the business of the Partnership and appointment of a successor General Partner after the removal of the remaining General Partner; or

7.Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

A majority Vote of the Limited Partnership shall be required for the matters set forth above to pass and become effective, except for the matters specified in
Item 5, which shall require the unanimous consent of the Limited Partners.

The General Partners may at any time call a meeting of the Limited Partners or for a vote, without a meeting, of the Limited Partners on matters on which they are entitled to vote, and shall call for such meeting or vote following receipt of written request therefore of Limited Partners holding 10% or more of the total outstanding Units.

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

BOOKS AND RECORDS. At all times during the term of the Partnership, the General Partners will keep true and accurate books of account of all the financial activities of the Partnership. These books of account are kept open for inspection by the Limited Partners or their representatives at any reasonable time. The General Partners may make such elections for federal and state income tax purposes as they deem appropriate and the fiscal year of the Partnership is the calendar year unless changed by the General Partners with the consent of the Commissioner of the Internal Revenue Service.

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

DISTRIBUTIONS. Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Part-ners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership
Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General

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

The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership's working capital and reserves, or loss of the Partnership's investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process which often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

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

GROWTH INITIATIVES. Many counties and cities in California have been subject to so called "slow growth" initiatives which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those Properties located within such county or city.

PROPERTY TAX REFORM AND RENT CONTROL. Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax savings to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California which may include some form of rent control applicable to the
Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

OTHER GOVERNMENTAL INTERVENTION. There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, downzoning of the Properties, unanticipated environmental regulation, and special assessment district city development fees could impair the value of the Properties owned by the Partnership.

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


ITEM 2.  PROPERTIES

The Partnership had acquired a total of three (3) Properties. All of the Properties are in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south. The Partnerships remaining property is in the City of Fontana, County of San Bernardino.

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

* FONTANA. The Fontana parcel was still owned by the Partnership as of December 31,1998. It includes approximately 18.5 acres (gross) located on the south side of Baseline Avenue and Village Center Drive in Fontana, California and is zoned for commercial use. This Property is currently listed for sale at $ 2,700,000.

ITEM 3.  LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1998, there were approximately 593 record holders of Units of Limited Partnership Interest. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal year ended December 31, 1995-1998.

CASH DISTRIBUTIONS

No cash distributions were paid to the Limited Partners during the fiscal years ended December 31, 1997 and1998. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1994 - 1998, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                  (UNAUDITED)
                             YEARS ENDED DECEMBER 31
                  (Not Covered By Independent Auditor's Report)

                      1998          1997       1996         1995       1994
                      ----          ----       ----         ----       ----

Interest Income    $        3   $      243  $        74  $    1,633   $   3,468
                   ----------   ----------  -----------  ----------   ---------

Total income       $        3   $      243  $        74  $    1,633   $   3,468
                    ==========   =========   ==========     =======     =======
Net income (loss)  $  (43,201)  $  (16,562) $(2,660,344) $     (367)  $   1,468
                    ==========   =========   ==========     =======     =======
Net income (loss)
       per Unit*   $    (5.90)  $    (2.26) $   (363.27) $    (0.05)  $     .20
                    ==========   ========= ============     =======    =========
Cash distribution
       per Unit*   $        -   $        -  $         -  $        -   $       -
                    =========     ========    =========     =======    =========
Total assets       $1,034,390   $1,008,115  $ 1,023,477  $3,683,459   $3,684,579
                    =========     ========    =========   =========    =========

*(Based on 7,250 Units outstanding at December 31, 1994-1998)



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

The  following   discussion   and  analysis   provides   information   that  the
Partnership's management believes is relevant to an assessment and understanding of the  Partnership's  results  of  operations  and  financial  condition.  This discussion  should be read in  conjunction  with the  financial  statements  and footnotes, which appear elsewhere in this Report.

This discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Sections 27A of the Securities Act of 1933, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans,"
"believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Report.
Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this Report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements.
The Partnership assumes no obligation to update the forward-looking  statements.
Readers are urged to review and consider carefully the various disclosures made by the Partnership in this Report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

RESULTS OF OPERATIONS

During the period from inception (August 15, 1988) through December 31, 1988, the Partnership was engaged primarily in the sale of Units of Limited
Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold two Properties during 1989 for a gross profit, net of all acquisition, carrying and selling costs, of $1,028,844. Other revenues received during the fiscal years ended December 31, 1994 - 1998 consisted primarily of interest income and income from for-feiture of nonrefundable deposits.

In  compliance  with  Statement  of  Financial   Accounting  Standards  No.  121
Accounting for the Impairment of Long-Lived  Assets and for Long-Lived Assets to
Disposed of (SFAS 121),  the 1996 financial  statements  reported an expense for the decline in fair value of unimproved  land of $2,659,594.  The 1997 financial statements  originally  issued with the auditor's  report dated January 28, 1998
reported  $1,692,884  of  income  due to  appreciation in fair value  of    land.
Pursuant to additional review by management and the predecessor accounting firm, it was determined  that SFAS 121 does not provide for recording  appreciation in fair value of a real estate asset. Therefore, the 1997 financial statements were restated by the  predecessor  independent  accounting  firm on August 3, 1998 to remove  the  previously  reconciled  appreciation  in fair  value  of  land.  In addition,  certain  carrying costs of the land that were previously  capitalized have been  restated  as expenses  in the amount of $11,875  for  the year  ended
December 31, 1998.


The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The partnership raised a total of $6,564,041, net of syndication costs, from the sale of Limited  Partnership  Units.  During the period from  inception  through
December 31, 1992, the  Partnership  acquired a total of nine Properties for all cash at a total  expenditure  of $6,159,225,  including  carrying costs (such as
interest   expense  and  property  taxes).   The  partnership   capitalized  the
acquisition  costs of the property and direct carrying  costs,  such as interest expense  and  property  taxes.  The  Partnership  does not intend to acquire any additional  Properties.  The  Partnership  has no current  plans to develop  the
Property,  and it is  expected  that no such  plans  would  be  undertaken.  The
Property  was  listed  for  sale in  January,  1999.  Upon  sale,  if  any,  the
Partnership  intends to distribute the sales proceeds,  less any reserves needed for final reporting to the Partners.

The  Partnership's  land is in San  Bernardino  County.  That region of Southern
California   has   experienced  a  significant   economic   recession  that  has
substantially  eroded  the value of real  estate  in that  area.  The  region is beginning  to show some signs of recovery;  however,  the recovery has been very slow.

In  March,  1998,  the  General  Partners  of the  Partnership  entered  into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a
Delaware  liability  company,  whereby  PacWest  paid a total of $300,000 to the
General Partners of the Partnership and ten other related  partnerships (the TMP
Land Partnerships).  PacWest also agreed to pay up to an additional $300,000 for any deficit  capital  accounts  for these 11  partnerships  in exchange  for the
rights  to  distributions   from  the  General   Partners;   referred  to  as  a
"distribution fee" as defined by the Financing Agreement.

In  addition,  PacWest has agreed to loan and/or  secure a loan for the TMP Land
Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General
Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed
50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners. However, the aggregate amount of cash loaned to the TMP
Land Partnerships is limited to a maximum of $2,500,000. As of December 31, 1998, PacWest has loaned the Partnership $66,508 under this agreement.



In April 1998, PacWest entered into a management,  administrative and consulting
agreement  (the  Management   Agreement)  with  the  General   Partners  of  the
Partnership to provide the Partnership with overall  management,  administrative and consulting  services.  PacWest currently  contracts with third party service providers  to  perform  certain  of  the  financial,  accounting,  and  investor relations services for the Partnership. PacWest is paid a fee of $3,972 annually for its administrative services.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

RISK FACTORS

Year 2000  Compliance.  Many currently  installed  computer systems and software
---------------------
products  are coded to accept  only two digit  entries  in the date code  field.
Beginning  in the year 2000,  these date code  fields  will need to accept  four digit entries to distinguish  21st century dates. As a result,  computer systems and/or software used by organizations may need to be upgraded to comply with the
"Y2K"  requirements.  There  is  significant  uncertainty  in the  software  and information services industries concerning the potential effects associated with such compliance.  While the Partnership believes that its systems are compatible with Y2K  applications,  there can be no assurance that all Partnership  systems will function properly in all operating  environments and on all platforms.  The failure  to  comply  with  Y2K  requirements  by  systems  not  designed  by the
Partnership  may  also  have a  material  adverse  effect  on the  Partnership's business,  financial  condition and results of operations.  The  Partnership has developed and implemented a plan to identify and address potential  difficulties associated with Y2K issues and does not expect to expend any  significant  funds as a result of these issues.

The Partnership utilizes a number of computer software programs and operating systems across its organization including applications used in financial business systems and various administrative functions. The Partnership has established an action plan for addressing Year 2000 issues. As a general matter, the Partnership is vulnerable to failures by third parties to address their own
Year 2000 issues. The Partnership relies heavily upon third parties for financial services. There can be no assurance that the Partnership's suppliers and other third parties will adequately address their Year 2000 issues, and any such issues could have a material adverse affect upon the Partnership's financial condition and results of operation.

The Partnership has not spent a material amount of financial resources to remediate Year 2000 problems and does not anticipate that it will spend a material amount of financial resources to remediate Year 2000 problems in the future. The costs of such remediation will be part of the Partnership's general and administrative expenses.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10K-SB:

(I) For the fiscal years ended December 31, 1998 and 1997:

                                                                     Page No.

    Independent Auditors Reports                                       1, 2

    Balance Sheet as of December 31, 1998                                 3

    Statements of Operation for the years ended December 31,
    1998 and 1997                                                         4

    Statements of Partners' Capital for the years ended
    December 31, 1998 and 1997                                            5

    Statements of Cash Flow for the years ended
    December 31, 1998 and 1997                                             6

    Notes to Financial Statements                                     7 - 11

    Financial Statement Schedules                                     12, 13

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the independent accounting firm. On March 29, 1999, the Registrant filed a Form 8-K in which it terminated the accounting firm of Balser, Horowitz, Frank & Wakeling and appointed the independent accounting firm of Swenson Advisors, LLP.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executives officers. Management of the Partnership is provided by the General Partners However, on April 1, 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

WILLIAM O. PASSO, 57, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (dba TMP Management), a property management company, an officer of TMP Capital Corp., a NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 52, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 52 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant form the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (August 15, 1989) through the fiscal year ended December 31, 1998, the Partnership paid fees to the General Partners for various services in the amount of $76,887 of which $0 was paid in the year ended December 31,1998. In addition, the General Partners received collectively $39,787 as their share of Partnership distributions. (See
Item 13. "Certain Relationships and Related Transaction".) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1998, the Partnership had 7,250 units of Limited Partnership interest (the "Units") issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more the 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1998 by each officer, director and general partner of the General Partners and by all such persons as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (August 15, 1988) through the fiscal year ended December 31, 1998.

The information under "Operating and Liquidation Stage" and "Summary of Compensation" below also also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10K for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of Payment              December 31, 1998
-------------              ----------------------              -----------------

Selling Commission and     Up to a maximum of 10% of gross              $725,000
Due Diligence              proceeds, a minimum of which was
Reimbursement              reallocated to participating Soliciting
(TMP Capital Corp.)        Dealers (which included TMP Capital
                           Corp.) from Units sold by them. Up to
                           an additional 0.5% paid to Soliciting
                           Dealers (which included TMP Capital
                           Corp.) for due diligence activities.

Reimbursement for          Organizational Expenses paid to the           $30,057
Organizational Expenses    General Partners to reimburse them
(General Partners)         (without markup or profit) for
                           organizational  costs actually incurred
                           such as  advertising,  mailing,
                           printing  costs, clerical  expenses,
                           legal  and  accounting fees.

Reimbursement for           The General Partners were reimbursed        $147,500
Property Expenses          (without markup or profit) for all out
(General Partners)         of pocket expenses directly related to
                           the Properties, including the purchase
                           price of Properties  acquired prior to
                           Partnership formation,  out of pocket
                           carrying costs of such   Properties
                           (such  as  interest  and property  taxes)
                           including  actual interest incurred on all
                           funds  advanced  for  the benefit of the
                           Partnership, deposits, escrow extension
                           payments, appraisal fees, expenses of
                           feasibility  and other studies
                           performed by  third  parties unaffiliated
                           with  the General Partners and similar
                           expenses, but not including the General
                           Partners' overhead, salaries, travel
                           or like expenses.



Property Acquisition       For services rendered in connection
Fees (General Partners     with the acquisition of the Properties
or an affiliate)           acquired by the Partnership, the
                           General Partners, or an affiliate,
                           received acquisition compensation
                           (either denominated as  such,  or
                           as a  real  estate  brokerage commission,
                           or otherwise) in the following
                           amounts:
                           (i)    Acquisition fees:                     $347,500
                           (ii)   Real estate brokerage commissions     $152,450

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient                  Description of Payment          December 31, 1998
-------------                  ----------------------          -----------------

Partnership  Management A Partnership Management Fee with                $76,887
Fee (General  Partners) respect  to  each  Property  until
                        a Property is sold or improvement
                        of the Property  commences in an
                        annual amount of 1/4 of 1% (.25%)
                        of the cost of the property, but not
                        to exceed 2% of such costin the
                        aggregate.

Leasing and Property    For leasing an improved Property, or a              $-0-
Management Fees         portion thereof, a commission equal to
(General Partners or    7% for the first year's rent (net
an affiliate)           lease) or 6% of the first year's rent
                        (gross lease) decreasing to 2.5% (net lease)
                        or 2%  (gross  lease)  of the rent for years
                        eleven through thirty.  Upon  development of
                        the Properties, or any of them, an amount up
                        to  5%  of  the   gross   revenues   of  the
                        Properties for supervision for the operation
                        and  maintenance  of  the  Properties.  Such
                        leasing and property  management  fees shall
                        not exceed the competitive  rates that would
                        be charged by unaffiliated persons.

Interest in Partnership 1% interest in all Partnership                   $39,787
Allocation of Each      allocations of Net Income,
Material Item           Net Loss and Distributions
(General Partners)      of Distributable Cash from
                        Operations and of Cash from Sale
                        or refinancing of the Properties.


Subordinated            A 15% interest in all Partnership                   $-0-
Participation           allocations of Net Income and
(General Partners)      Distributions of Distributable Cash
                        from Operations and of Cash from the Sale or
                        Refinancing of the  Properties  subordinated
                        to a return of all Limited Partners' Capital
                        Contributions     plus     a     cumulative,
                        non-compounded  return  of 6% per  annum  on
                        their Adjusted Capital Contributions.


Subordinated Real       Real estate commissions with respect to             $-0-
Estate Commission       the sale of Properties which are equal
(General Partners or    to the lesser of:  (I) 3% of the gross
an Affiliate)           sales price of a Properties; equal to
                        one-half  the  normal and  competitive  rate
                        charged by unaffiliated parties, but payment
                        shall be  subordinated  to a  return  of all
                        Limited  Partners'  Capital   contributions,
                        plus a cumulative,  noncompounded  return of
                        6%  per  annum  on  their  Adjusted  Capital
                        Contributions.

SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $725,000 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $30,057. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. During the operating stage, the partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the "Preferred Return"); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses and nonrecourse deductions shall be allocated 1% to the General Partners and 99% to the Limited Partners until the Limited Partners have received distributions equal to their capital contributions plus their preferred return; and thereafter 85% to the Limited Partners and 15% to the General Partners; provided however, no allocation of Net Losses shall be made to a Limited Partners to the extent that the allocation would create or increase a negative balance in that Limited Partner's capital account. In the event, a Limited partner may not be allocated Net Losses, net losses shall be allocated one hundred percent (100%) to the General Partners. If the General Partners or an Affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an Affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners' participation and the Partners' real estate commission are subordinated to a return of all Limited Partners' Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners' allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides built-in incentive for the General Partners to seek the optimum performance from the Partnership's Properties.

CONFLICTS OF INTEREST

The   Partnership  is  subject  to  various   conflicts  of  interest  from  its
relationship with the General Partners. These conflicts include, but are not limited to:

CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner's interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject, in certain circumstances, to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the a Partnership and its Limited Partners because of the fiduciary duty which they owe to the Limited Partners.

AVAILABILITY OF MANAGEMENT SERVICE. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects. In April 1998, PacWest Inland Empire, LLC (PacWest)entered into a management, administrative and consulting agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10K

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1998. However, a Form 8K was filed on March 29, 1999.

(c) Exhibits- Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

     (3),(4) and (10.1) Agreement of Limited Partnership and other material agreements are incorporated by reference to Exhibits (3),(4) and (10.1) to the Form 10 Registration Statement, SEC File No. 0-19963 filed on March 19, 1992.

                       27  Financial Data Schedule

                            TMP INLAND EMPIRE II, LTD
                       (A California Limited Partnership)


                              Financial Statements
                           December 31, 1998 and 1997

                                Table of Contents



Reports of Independent Auditors                                     1-2

Balance Sheet                                                        3

Statements of Operations                                             4

Statements of Partners' Capital                                      5

Statements of Cash Flows                                              6

Notes to Financial Statements                                      7-11

Supplementary Information                                         12-13

                         Report of Independent Auditors

To the Partners
TMP Inland Empire II, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheet of TMP Inland Empire II, Ltd. (A California Limited Partnership) as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for the year then ended . These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire II, Ltd. (A California Limited Partnership) as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

The financial statements as of December 31, 1997, were examined by other auditors. As discussed in Note 7, they expressed an unqualified opinion on January 26, 1998, and on August 3, 1998 reissued their unqualified opinion for the year ended December 31, 1997.

Swenson Advisors, LLP
SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 26, 1999

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

Balser, Horowitz, Frank & Wakeling

BALSER, HOROWITZ, FRANK & WAKELING
An Accountancy Corporation

Santa Ana, California
January 26, 1998, except for Note 6, as to which the date is August 3, 1998

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                                  Balance Sheet
                                December 31, 1998



                                     Assets
                                     ------


Cash                                                   $            375
Prepaid Expenses                                                  6,880
Investment in Unimproved Land (Note 1)                        1,027,135
                                                        ---------------

         Total Assets                                  $      1,034,390
                                                        ===============


                        Liabilities and Partners' Capital
                        ---------------------------------

Due to Affiliates (Note 5)                              $         71,038
Franchise Tax Payable                                                800
Commission Payable to Affiliate (Note 6)                          90,000
                                                         ---------------

         Total Liabilities                                       161,838
                                                         ---------------

Partners' Capital (Deficit) (Notes 3 and 4)

  General Partners                                              (55,857)
  Limited Partners; 7,250 Equity Units
    Authorized and Outstanding                                  928,409

         Total Partners' Capital                                872,552

         Total Liabilities and Partners' Capital       $      1,034,390
                                                        ===============

                             See Accompanying Notes


                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                            Statements of Operations
                 For the Years Ended December 31, 1998 and 1997



                                                1998               1997
                                                ----               ----

Income

  Interest Income                           $            3    $           243
                                             -------------     --------------

         Total Income                                    3                243
                                             -------------     --------------


Expenses

  Accounting and Financial Reporting                22,372              6,215
  Outside Professional Services                      5,927                  -
  General and Administrative                        11,271              9,790
  Interest Expense                                   2,834                  -
                                             -------------     --------------

         Total Expense                              42,404             16,005
                                             -------------     --------------


  Loss Before Income Taxes                         (42,401)           (15,762)
                                              -------------     --------------

  State Franchise Tax                                   800                800
                                              -------------     --------------

  Net Loss                                   $     (43,201)    $      (16,562)
                                              =============     ==============



Allocation of Net Loss

  General Partners, in the Aggregate         $        (432)    $         (166)
                                              =============     ==============

  Limited Partners, in the Aggregate         $     (42,769)    $      (16,396)
                                              =============     ==============

  Limited Partners, per Equity Unit          $       (5.90)    $        (2.26)
                                              =============     ==============


                             See Accompanying Notes
                                       -4-



                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                         Statements of Partners' Capital
                 For the Years Ended December 31, 1998 and 1997




                                    General            Limited
                                    Partners           Partners            Total


Partners' Capital (Deficit)
  December 31, 1996                $   (55,259)      $    987,574     $ 932,315
                                    -----------       -----------      ---------


Net Loss for 1997                         (166)           (16,396)      (16,562)
                                    -----------       -----------      ---------

Partners' Capital (Deficit)
  December 31, 1997                    (55,425)           971,178        915,753
                                    -----------       -----------      ---------


Net Loss for 1998                         (432)          (42,769)       (43,201)
                                    -----------       -----------      ---------

Partners' Capital (Deficit)
  December 31, 1998                $   (55,857)      $    928,409     $  872,552
                                    ===========       ===========      =========




                             See Accompanying Notes


                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                            Statements of Cash Flows
                 For the Years Ended December 31, 1998 and 1997

                                              1998               1997
                                              ----               ----

Cash Flows from Operating Activities
  Net Loss                                 $     (43,201)    $      (16,562)
  Adjustments to Reconcile Net Loss
    to Net Cash Provided by (Used In)
    Operating Activities:
      Increase in Accounts Payable                     0              1,200
      Increase in Prepaid Expenses               (6,880)            (6,111)
      Increase in Due to Affiliates               69,476                  0
                                           -------------     --------------

Net Cash Provided by (Used In)
       Operating Activities                       19,395            (21,473)
                                           -------------     --------------

Cash Flows from Investing Activities
  Increase in Investment in Unimproved
     Land                                        (21,024)                 0
                                           -------------     --------------

Net Cash Used In Investing Activities            (21,024)                 0
                                           -------------     --------------

Net Decrease in Cash                              (1,629)           (21,473)

Cash, Beginning                                    2,004             23,477
                                           -------------     --------------

Cash, Ending                              $          375    $         2,004
                                           =============     ==============


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

Cash Paid for Income Taxes                $          800    $           800
                                           =============     ==============

Cash Paid for Interest                    $            0    $             0
                                           =============     ==============


Other Disclosures
-----------------
See Note 6 for information on the Partnership's  non-cash  financing  activities during the years ended December 31, 1998 and 1997.


                             See Accompanying Notes

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

Note 1 - General and Summary of Significant Accounting Policies

         General - TMP Inland Empire II, Ltd. (the Partnership) was organized in
         -------
         1988 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California.

         A summary of the Partnership's significant accounting policies follows:

         Accounting  Method  -  The  Partnership's  policy  is  to  prepare  its
         ------------------
         financial statements on the accrual basis of accounting.

         Investment in Unimproved Land - Investment in unimproved land is stated
         -----------------------------
         at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when the properties are sold.

         Syndication Costs - Syndication  costs (such as commissions,  printing,
         -----------------
         and legal fees) totaling $791,514 represent costs incurred to raise capital and, accordingly, are recorded as a reduction in partners' capital (see Note 3).

         Use  of  Estimates  -  The  preparation  of  financial   statements  in
         ------------------
         conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Concentration  - All  unimproved  land parcels held for  investment are
         -------------
         located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

         Income  Taxes - The  Partnership is treated as a partnership for income
         -------------
         tax purposes and any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                  For the Years Ended December 31, 1998and 1997

         income taxes in the accompanying financial statements. However, the minimum California Franchise tax payable annually by the Partnership is $800.

         New Accounting Standards - In June 1998 the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. This statement will have no effect on the financial statements of the Partnership.


Note 2 - Organization of the Partnership

         On July 26, 1988, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the General Partners. The partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc., and then became the shareholders of TMP Group, Inc.

         The Partnership originally acquired three separate parcels of commercially zoned real property in San Bernardino County, California. During 1992, one additional parcel in Riverside County was purchased by the partnership. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof, either alone or in conjunction with a joint venture partner. Two of the three properties were sold in 1989.

         The  partnership  agreement  provides  for two  types  of  investments:
         Individual Retirement Accounts (IRA) and others. The IRA minimum purchase requirement was $2,000 and all others were a minimum purchase requirement of $5,000. The maximum liability of the limited partners is the amount of their capital contribution.

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

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

Note 4 - Allocation of Profits, Losses and Cash Distributions
         Profits, losses and cash distributions are allocated 99% to the limited partners and 1% to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. At that point, the limited partners are allocated 85% and the general partners 15% of profits, losses and cash distributions. There were no distributions in 1998 or 1997.


Note 5 - Agreements With PacWest Inland Empire, LLC

         In March 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware liability company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships. In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement. Pursuant to the Management Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibil-ity for all partnership administration while not replacing any of the General Partners.

         In addition, PacWest has agreed to loan and/or secure a loan for the Partnership the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24 month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

         PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

         In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

         Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 1998, the Partnership has an amount due of $66,508 to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

         Syndication costs (see Note 1) netted against partners' capital contributions include $725,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William
         O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

         Investment in unimproved land includes acquisition fees of $198,874 paid in prior years to TMP Properties, TMP Investments, Inc., and the General Partners, for services rendered in connection with the acquisition of the properties.

         The Partnership was charged $9,790 during the year ended December 31, 1997 by the General Partner and an affiliated company of the General Partners for office, secretarial and advertising expenses. At December 31, 1998 the Partnership had a payable of $4,530 to the General Partner and the affiliated company.

         See Note 5 regarding information on management of the Partnership during 1998.

         At December 31, 1998, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 1998 the limited partners had not received such a return and therefore this amount is not currently due.

                           TMP INLAND EMPIRE II, LTD.
                       (A California Limited Partnership)
                          Notes to Financial Statements
                 For the Years Ended December 31, 1998 and 1997

Notes 7 - Restatement and Reissuance of 1997 Financial Statements

         In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets to Be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,659,615. The 1997 financial statements originally issued with the predecessor auditor's report dated January 26, 1998 reported $1,692,884 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were restated to reverse the appreciation in fair value of land on August 3, 1998, by the predecessor accounting firm.

         In  addition, certain carrying costs of  land  that   were   previously
         capitalized have  been  restated   as expenses in the amount of $16,005
         for  the year  ended December 31, 1997.

Note 8 - Year 2000 Issue (unaudited)

         Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Company's major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Partnership's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                            SUPPLEMENTARY INFORMATION





                                                 TMP INLAND EMPIRE II, LTD
                                            (A California Limited Partnership)
                                  Schedule II - Real Estate and Accumulated Depreciation
                                   (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                           For the Year Ended December 31, 1998


COLUMN    A               B            C                  D                 E               F             G           H
------------------------------------------------------------------------------------------------------------------------------------
I

                                                    COSTS CAPITALIZED
                                                       SUBSEQUENT         Gross
                                                     TO ACQUISITION       amount at                                        Estimated
                                                 ----------------------
                                      Initial                 Carrying   which Carried  Accumulated     Date of     Date Depreciable
Description of Assets Encumbrances      Cost      Improvement   Cost       at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land-
     Fontana, CA          -0-        $3,427,133   -0-        $ 259,617     $ 3,686,750    -0-           n/a        10/25/88    n/a


Less valuation
   allowance:                                                              (2,659,615)

Net carrying value                                                        $ 1,027,135

Reconciliation of carrying amount

Beginning balance                    $1,006,111

Additions
 Carrying Costs           $21,024
                          ------
  Total Additions                        21,024

Total Deductions                            -0-

Ending balance                       $1,027,135
                                      =========


                                      -13-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  April 15, 1999
     ----------------------

                          TMP Inland Empire II, Ltd.
                          A California Limited Partnership

                          By: TMP Investments, Inc., a California Corporation as Co-General Partner

                          By:       /S/ WILLIAM O PASSO
                              -----------------------------------
                                    William O. Passo, President

                          By:      /S/ ANTHONY W THOMPSON
                              -----------------------------------
                                   Anthony W. Thompson, Exec. VP


                          By: TMP Properties, a California General
                          Partnership as Co-General Partner

                          By:      /S/ WILLIAM O PASSO
                             ------------------------------------
                              William O. Passo, General Partner

                          By:      /S/ ANTHONY W THOMPSON
                             ------------------------------------
                             Anthony W. Thompson, General Partner

                          By:      /S/ SCOTT E MCDANIEL
                             ------------------------------------
                              Scott E. McDaniel, General Partner