Form 10QSB
period 1999-03-31
TMP INLAND EMPIRE II LTD
filed 1999-05-14
CIK 885394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 1999
                           Commission File No. 0-19963


                           TMP INLAND EMPIRE II, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
           (Name of small business issuer as specified in its charter)


       CALIFORNIA                                        33-0311624
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                   801 North Parkcenter Drive, Suite 235 92705
                              Santa Ana, California
          (Address of principal executive offices, including Zip Code)

                                 (714) 836-5503
                (Issuer's telephone number, including area code)


Check whether the issuer [1] filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and [2] has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Transitional Small Business Disclosure Format: ____Yes__X__No

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

         The following Financial Statements are filed as a part of this form 10-QSB:

         Balance Sheets as of March 31, 1999 and December 31, 1998, Statements of Income for the three months ended March 31, 1999 and 1998, and Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

         The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 1999 and 1998, (b) the financial position at March 31, 1999 and (c) the cash flows for the three month ended March 31, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

         The balance sheet presented as of December 31, 1998 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.


                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                    March 31,       December 31,
                                                      1999             1998
                                                  (unaudited)
                                                  ----------        ------------

                                    Assets

Cash                                             $       4,559       $      375
Prepaid Expenses                                                          6,880
Investment In Unimproved Land, net (Note 1)          1,030,391        1,027,135
                                                     ---------        ---------
                   Total Assets                  $   1,034,950       $1,034,390


                        Liabilities and Partners' Capital

Due to Affiliates (Note 5)                       $      80,298       $   71,038
Commission Payable to Affiliate (Note 6)                90,000           90,000
Property Taxes Payable                                   1,560              ---
Franchise Tax Payable                                      800              800
                                                     ---------        ---------

             Total Liabilities                         172,658          161,838
                                                     ---------        ---------

General Partners                                       (55,960)         (55,857)
Limited Partners;  7,250 Equity Units
  Authorized and Outstanding                           918,252          928,409
                                                     ---------        ---------

             Total Partners Capital                    862,292          872,552
                                                     ---------        ---------

Total Liabilities and Partners' Capital          $   1,034,950       $1,034,390
                                                     =========       ==========

















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                March 31           March 31
                                                 1999               1998
                                                ---------------------------

Income
  Interest                                   $        ---       $       3
                                                 --------         -------
         Total Income                                 ---       $       3

Expenses
     Accounting & Financial Reporting         $    2,454        $   1,961
     Outside Professional Services                 2,135              ---
     General & Administrative                      2,686              992
     Interest                                      2,185              ---
                                                 --------         -------
         Total Expenses                            9,460            2,953
                                                 --------         -------

         Loss Before Income Taxes                  9,460            2,950

     State Franchise Tax                             800              800
                                                --------          -------

         Net Loss                              $  10,260         $  3,750
                                               =========         ========

   Allocation of Net Loss (Note 4)

       General Partners, in the Aggregate    $     (103)       $     (38)
                                               =========         ========

       Limited Partners, in the Aggregate    $  (10,157)       $  (3,712)
                                               =========         ========

       Limited Partners, per Equity Unit     $    (1.40)       $    (.51)
                                               =========         ========















                 See Accompanying Notes to Financial Statements




                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)

                                                          Three Months Ended
                                                       March 31        March 31
                                                        1999            1998

Cash Flows from Operating Activities:

Net Loss                                               $(10,260)       $ (3,750)

Adjustments to Reconcile Net Loss
  To Net Cash Provided By Operating Activities:
         Increase  in Due to Affiliates                   9,260           4,504
         Increase in Property Taxes Payable               1,560             ---
         Decrease in Prepaid  Expenses                    6,880             ---
                                                          -----           ------

           Net Cash Provided By
               Operating Activities                       7,440             754
                                                          -----           ------

Cash Flow from Investing Activities:

Increase in Investment in Unimproved Land                (3,256)         (2,708)
                                                        -------          -------

         Net Cash Used In Investing Activities           (3,256)         (2,708)
                                                        -------         --------

Net Increase (Decrease) In Cash                           4,184          (1,954)

Cash, Beginning of Period                                   375           2,004
                                                         -------         -------

Cash, End  of Period                                   $  4,559        $     50
                                                         ======          ======

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                    $    800        $    800
                                                        =======         =======

Cash Paid for Interest                                 $     --        $     --
                                                        =======        =========

Other Disclosures:
See Note 6 for information on the Partnerships' non-cash financing activities during the periods ended March 31, 1999 and 1998.









                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE II, LTD
                        a California Limited Partnership

                        Notes to the Financial Statements
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)


Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire II, Ltd. (the Partnership) was organized in 1988 in accordance with the provisions of the California Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California

Accounting Method - The Partnership's policy is to prepare its financial statements on the accrual basis of accounting.

Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
fees)  totaling  $791,514   represent  costs  incurred  to  raise  capital  and,
accordingly, are recorded as a reduction in partners' capital (see Note 3).

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Income Taxes - The Partnership is treated as a general and limited partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

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

Note 2 - Organization of the Partnership

On July 26, 1988, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners. The partners' of TMP Properties are William O. Passo, Anthony
W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

The Partnership originally acquired three separate parcels of real property in San Bernardino County, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. Two of the three properties were sold in 1989.

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and 1 percent to the general partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6 percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the general partners. There were no distributions in 1999 or 1998.

Note 5 - Agreements with PacWest

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General partners.

In addition, PacWest agreed to loan and/or secure a loan for the Partnership the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. Portions of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of March 31, 1999, the Partnership has an amount due of approximately $76,000 to PacWest related to the aforementioned agreements.

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners' capital contributions include $725,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

Investment in unimproved land includes acquisition fees of $198,874 paid in prior years to TMP Properties, TMP Investments, Inc., and the general partners, for services rendered in connection with the acquisition of the properties.

The general partners and an affiliated company of the general partner for office, secretarial and advertising expenses, charged the Partnership $9,790 during the year ended December 31, 1997. As of March 31, 1999 the Partnership had a payable of approximately $4,000 to the general partner and the affiliated company.

At March 31, 1999, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 1999 the limited partners had not received such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 1999.

Note 7 - - Restatement and Reissuance of 1997 financial statements

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,659,615. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,692,884 of income due to appreciation in fair value of land. SFAS 121 does not provide for recording appreciation in fair value of an asset even in view of previously recording a decline in value. Therefore, the 1997 financial statements were restated to reverse the appreciation in fair value of land on August 3, 1998 by the predecessor accounting firm.

Note 8 - Year 2000 Issue (unaudited)

Like other organizations and individuals around the world, the Partnership could be adversely affected if the computer systems it uses and those used by the Partnerships' major customers and vendors do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 Issue." Management is assessing its computer systems and the systems compliance issues of its major service providers. Based on information available to management, the Partnership's major customers and vendors are taking steps that they believe are reasonably designed to address the Year 2000 Issue with respect to computer systems that they use. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of a timely completion of all necessary procedures could have a material adverse effect on the Partnership's operations. Management will continue to monitor the status of, and its exposure to, this issue.

                           TMP INLAND EMPIRE II, LTD.
                        a California Limited Partnership
                    For the Three Months Ended March 31, 1999


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

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements. Readers are urged to review and consider carefully the various disclosures made by the Partnership in this report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1998.

During the period from inception through December 31, 1988, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold two properties during 1989 for a gross profit, net of acquisition, carrying and selling costs, of $1,028,844. Other revenues received during, 1994-1998 consisted primarily of interest income earned on funds held and income from the forfeiture of nonrefundable deposits.

The Partnership recognized losses in 1995 and 1996 due to the write-down in value of the Partnership land. The decline in land value was due mainly to the downturn in Southern California's real estate market.

In compliance with Statement of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,659,615. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,692,884 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the predecessor independent accounting firm restated the 1997 financial statements on August 3, 1998 to reverse the appreciation in fair value of land.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 1999 and 1998

There were no revenues of the Partnership during the three-month period ended March 31, 1999. Partnership revenues during the three-month period ended March 31, 1998 consisted of interest earned on funds held in reserve. No properties were sold during the periods presented.

Investing activities for the three months ended March 31, 1999 and 1998 used approximately $3,300 and $2,700 respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.

 The Partnership had one property at March 31, 1999 that is currently for sale. Upon the sale, if any, of the property, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up partnership operations, to the partners.


Liquidity and Capital Resources

The Partnership has raised a total of $6,564,041, net of syndication costs, from the sale of limited partnership units. During the period from inception through December 31, 1988, the Partnership acquired a total of three properties for all cash at a total expenditure of $6,159,225. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining one property was listed for sale in January 1999.

The Partnership's remaining parcel of land is located in San Bernardino County. That region of Southern California experienced a significant economic recession that has substantially eroded the value of real estate in that area. The region is beginning to show some signs of recovery; however, the recovery has been very slow.

In March, 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware limited Liability Company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds were loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the general partners. However, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into a management, administrative and consulting agreement (the Management Agreement) with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership. PacWest is paid an annual fee of $3,972 for its administrative services.

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

Date:  May 17, 1999

          TMP INLAND EMPIRE II, LTD.

          A California Limited Partnership


          By: TMP Investments, Inc., a California Corporation as Co-General Partner


                   By:      \s\ William O. Passo
                         -------------------------------------
                            William O. Passo, President


                   By:       \s\ Anthony W. Thompson
                         -------------------------------------
                         Anthony W. Thompson, Exec. Vice President



          By: TMP Properties, A California General Partnership as Co-General Partner


                   By:      \s\ William O. Passo
                         -------------------------------------
                            William O. Passo, Partner


                   By:       \s\ Anthony W. Thompson
                         -------------------------------------
                         Anthony W. Thompson, Partner

                   By:       \s\ Scott E. McDaniel
                         -------------------------------------
                           Scott E. McDaniel Partner

        By:    JAFCO, Inc., A California Corporation
                         as Chief Accounting Officer

                         By:      \s\ John A. Fonseca
                               -------------------------------------
                                  John A. Fonseca, President