Form 10QSB
period 1999-06-30
TMP INLAND EMPIRE II LTD
filed 1999-08-05
CIK 885394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended June 30, 1999
                           Commission File No. 0-19963


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

         Balance Sheets as of June 30, 1999 and December 31, 1998, Statements of Income for the three and six months ended June 30, 1999 and 1998, and Statements of Cash Flows for the six months ended June 30, 1999 and 1998.

         The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 1999 and 1998, (b) the financial position at June 30, 1999 and (c) the cash flows for the six months ended June 30, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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




                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                 June 30,          December 31,
                                                   1999              1998
                                              (unaudited)
                                              ------------        -------------
                                     Assets

Cash                                          $      3,667        $       375
Prepaid Expenses                                         0              6,880
Investment In Unimproved Land, net (Note 1)      1,032,619          1,027,135
                                              ------------        -----------

   Total Assets                               $  1,036,286        $ 1,034,390
                                                 =========          =========


                        Liabilities and Partners' Capital

Accounts Payable                              $      1,034        $         0
Due to Affiliates (Note 5 and 6)                    96,263             71,038
Commission Payable to Affiliate (Note 6)           90,000              90,000
Franchise Tax Payable                                  800                800
                                              ------------        -----------

             Total Liabilities                     188,097            161,838
                                              ------------        -----------

General Partners                                  (56,101)           (55,857)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                       904,290            928,409
                                              ------------        -----------

             Total Partners Capital                848,189            872,552
                                              ------------        -----------

Total Liabilities and Partners' Capital       $  1,036,286        $ 1,034,390
                                               ===========        ===========

















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                  June 30             June 30
                                                    1999                1998
                                              ------------       ------------
Income
     Interest                                 $          0       $         0
                                              ------------       ------------

Total Interest Income                                    0                  0
                                              ------------       ------------

Expenses
     Accounting & Financial Reporting                5,915              7,669
     Outside Professional Services                   2,681              2,869
     General & Administrative                        3,084              1,048
     Interest                                        2,424                277
                                              ------------       ------------

Total Expenses                                      14,104             11,863
                                              ------------       ------------

Loss Before Taxes                                 (14,104)           (11,863)

     State Franchise Tax                                 0                  0
                                              ------------       ------------

Net Loss                                      $   (14,104)       $ (11,863)
                                              ============       ============
Allocation of Net Loss
(Note 4)

     General Partners, in the Aggregate       $      (141)       $      (119)
                                               ===========        ===========

     Limited Partners, in the Aggregate       $   (13,963)       $   (11,744)
                                              ============        ===========

     Limited Partners, per Equity Unit        $     (1.93)       $     (1.61)
                                               ===========        ===========















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)


                                                      Six Months Ended
                                                 June 30           June 30
                                                   1999              1998
                                              ------------       ------------
Income
     Interest                                 $          0       $          3
                                              ------------       ------------

Total Interest Income                                    0                  3

Expenses
     Accounting & Financial Reporting                8,368              9,631
     Outside Professional Services                   2,830              1,876
     General & Administrative                        7,757              3,031
     Interest                                        4,608                277
                                              ------------       ------------

Total Expenses                                     23,563              14,815
                                              ------------       ------------

Loss Before Taxes                                 (23,563)           (14,812)

     State Franchise Tax                               800                800
                                              ------------       ------------

Net Loss                                      $   (24,363)       $ (15,612)
                                              ============       ============
Allocation of Net Loss
(Note 4)

       General Partners, in the Aggregate     $      (244)       $      (155)
                                               ===========        ===========

       Limited Partners, in the Aggregate     $   (24,119)       $   (15,457)
                                              ============        ===========

       Limited Partners, per Equity Unit      $     (3.33)       $     (2.13)
                                               ===========        ===========















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)

                                                            Six Months Ended
                                                     June 30            June 30
                                                        1999              1998
                                                 ------------      -------------
Cash Flows from Operating Activities:

Net Loss                                         $    (24,363)     $    (15,612)

Adjustments to Reconcile Net Loss
  To Net Cash Provided By Operating Activities:
       Increase in Due to Affiliates                   25,225            19,997
       Increase in Accounts Payable                     1,034                 0
       Decrease in Prepaid Expenses                     6,880                 0
                                                 ------------      ------------

       Net Cash Provided By Operating Activities        8,776             4,385

Cash Flows from Investing Activities:

       Increase in Investment in Unimproved Land       (5,484)           (5,527)
                                                 ------------       ------------

          Net Cash Used In Investing Activities        (5,484)           (5,527)
                                                 ------------       ------------

Net Increase (Decrease) In Cash                         3,292            (1,142)

Cash, Beginning of Period                                 375             2,004
                                                 ------------       ------------

Cash, End of Period                              $      3,667      $        862
                                                  ===========       ===========

Supplemental Disclosure of
   Cash Flow Information:

Cash Paid for Taxes                              $       --        $        --
                                                 ============       ===========

Cash Paid for Interest                           $       --         $       --
                                                 ============       ===========









                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)


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

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

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

Note 5 - Agreements with PacWest

In March 1998, the general partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability company, whereby PacWest paid a total of $300,000 to the general partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

Pursuant to a management, administrative, and consulting agreement (the Management Agreement), PacWest has acquired the general partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

In addition, PacWest has agreed to loan and/or secure a loan for the Partnership and the 10 other related TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 1999
                                   (Unaudited)

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of June 30, 1999, the Partnership has an amount due of approximately $92,000 to PacWest related to the aforementioned agreements.

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

The general partners and an affiliated company of the general partners for office, secretarial and advertising expenses, charged the Partnership $9,790 during the year ended December 31, 1997. As of June 30, 1999 the Partnership had a payable of approximately $4,300 to the general partners and the affiliated company.

At June 30, 1999, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 1999 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 1999.

Note 7 - Year 2000 Issue (unaudited)

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999


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

Results of Operations
---------------------

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

In compliance with Statement of Financial Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Disposed of (SFAS 121), the 1996 financial statements reported an expense for the decline in fair value of unimproved land of $2,659,615. The 1997 financial statements originally issued with the auditor's report dated January 28, 1998 reported $1,692,884 of income due to appreciation in fair value of land. Pursuant to additional review by management and the predecessor accounting firm, it was determined that SFAS 121 does not provide for recording appreciation in fair value of a real estate asset. Therefore, the predecessor independent accounting firm restated the 1997 financial statements on August 3, 1998 to reverse the appreciation in fair value of land.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

Fiscal Quarters Ended June 30, 1999 and 1998
--------------------------------------------

There were no revenues of the Partnership during the six-month period ended June 30, 1999. Partnership revenues during the six-month period ended June 30, 1998 consisted of interest earned on funds held in reserve. No properties were sold during the periods presented.

Investing activities for the six months ended June 30, 1999 and 1998 used approximately $5,500 respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the three months ended June 30, 1999 compared with the three months ended June 30, 1998, increased by approximately $2,241, or 16%, due primarily to the increase in General and Administrative and Interest expense. Interest Expense increased by approximately $2,147 or 88% pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Increases in office supplies and billings of certain administrative costs from the Partnerships' investor relations' service provider caused the overall increase of $2,036 or 66% in General and Administrative Expenses.

Total expenses for the six months ended June 30, 1999 compared with the six months ended June 30, 1998, increased by approximately $8,700, or 37%, due primarily to the increase in Outside Professional Services, General and Administrative, and Interest expense. Outside Professional Services increased by $1,948 or 40% due to the payment of the asset administration fee pursuant to the Management Agreement and a contract with a third party that was entered into for certain investor relations' services. Both of these contracts were entered into April 1, 1998 and therefore only three months of expense was incurred during the six-month period ended June 30, 1999. Interest Expense increased by approximately $4,300 or 94% pursuant to the Financing Agreement with PacWest entered into April 1, 1998and therefore only three months of interest expense was incurred during the six-month period ended June 30, 1998.

A decrease of $6,880 or 100% was incurred relating to Prepaid Expenses due to the requirement of certain vendors requesting prepayment of their fees during 1998 for 1999 services. No such request was made during the period ended June 30, 1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had one property at June 30, 1999 that is currently for sale. Upon the sale of the property, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up partnership operations, to the partners.


Liquidity and Capital Resources
-------------------------------

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the 11 TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership
                     For the Six Months Ended June 30, 1999

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

Date: August 4, 1999

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