Form 10QSB
period 1999-09-30
TMP INLAND EMPIRE II LTD
filed 1999-11-10
CIK 885394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period ended September 30,1999
                           Commission File No. 0-19963


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

         Balance Sheets as of September 30,1999 and December 31, 1998, Statements of Income for the three and nine months ended September 30,1999 and 1998, and Statements of Cash Flows for the nine months ended September 30,1999 and 1998.

         The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30,1999 and 1998, (b) the financial position at September 30,1999 and (c) the cash flows for the nine months ended
         September 30,1999 and 1998. Interim results are not necessarily indicative of results for a full year.

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





                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                September 30,       December 31,
                                                   1999                1998
                                               (unaudited)
                                               -------------        ------------
                                     Assets

Cash                                          $           982      $        375
Prepaid Expenses                                            0             6,880
Investment In Unimproved Land, net (Note 1)         1,036,014         1,027,135
                                                 ------------        -----------

   Total Assets                               $     1,036,996      $  1,034,390
                                                    =========          =========


                        Liabilities and Partners' Capital

Accounts Payable                              $           0        $          0
Due to Affiliates (Note 5 and 6)                      104,054            71,038
Commission Payable to Affiliate (Note 6)               90,000            90,000
Property Taxes Payable                                  1,559                 0
Franchise Tax Payable                                     800               800
                                                 ------------        -----------

             Total Liabilities                        196,413           161,838
                                                 ------------        -----------

General Partners                                      (56,177)          (55,857)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                          896,760           928,409
                                                 ------------        -----------

             Total Partners Capital                   840,583           872,552
                                                 ------------         ----------

Total Liabilities and Partners' Capital       $     1,036,996      $  1,034,390
                                                  ===========        ===========














                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)


                                                      Three Months Ended
                                              September 30          September 30
                                                     1999                  1998
                                             -------------          ------------

Income
     Interest                                 $           0         $         0
                                               ------------         ------------

Total Interest Income                                     0                   0
                                               ------------         ------------

Expenses
     Accounting & Financial Reporting                 1,638               7,136
     Outside Professional Services                    2,400               4,858
     General & Administrative                           865               3,754
     Interest                                         2,703                  47
                                               ------------         ------------

Total Expenses                                        7,606              15,795
                                               ------------         ------------

Loss Before Taxes                                    (7,606)            (15,795)

     State Franchise Tax                                  0                   0
                                               ------------          -----------

Net Loss                                      $       7,606)        $    15,795)
                                                ============     ===============
   Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate       $         (76)        $      (158)
                                                 ===========         ===========

     Limited Partners, in the Aggregate       $      (7,530)        $   (15,637)
                                                ============         ===========

     Limited Partners, per Equity Unit        $       (1.04)        $     (2.16)
                                                 ===========         ===========










                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                              Statements of Income
                                   (Unaudited)


                                                         Nine months ended
                                                  September 30      September 30
                                                        1999              1998
                                                  ------------     -------------


Income
     Interest                                     $       0         $         3
                                                 ------------       ------------

Total Interest Income                                     0                   3

Expenses
     Accounting & Financial Reporting                  10,007            16,767
     Outside Professional Services                      7,216             7,727
     General & Administrative                           6,634             5,793
     Interest                                           7,312               323
                                                 ------------       ------------

Total Expenses                                         31,169            30,610
                                                 ------------       ------------

Loss Before Taxes                                     (31,169)          (30,607)

     State Franchise Tax                                  800               800
                                                 ------------       ------------

Net Loss                                          $   (31,969)      $   (31,407)
                                                  ============      ============
Allocation of Net Loss
(Note 4)

       General Partners, in the Aggregate         $      (320)      $      (314)
                                                   ===========       ===========

       Limited Partners, in the Aggregate         $   (31,649)      $   (31,093)
                                                  ===========        ===========

       Limited Partners, per Equity Unit          $     (4.37)      $     (4.29)
                                                   ===========       ===========















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)

                                                         Nine months ended
                                                   September 30     September 30
                                                         1999               1998
                                                 --------------    -------------
Cash Flows from Operating Activities:

Net Loss                                         $    (31,969)     $    (31,407)

Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
       Increase in Due to Affiliates                   33,016            49,436
       Increase in Property Taxes Payable               1,559             1,534
       Increase in Accounts Payable                         0             3,198
       Decrease (Increase) in Prepaid Expenses          6,880            (3,637)
                                                 ------------        -----------

      Net Cash Provided By Operating Activities         9,486            19,124
Cash Flows from Investing Activities:

       Increase in Investment in Unimproved Land       (8,879)          (18,112)
                                                  ------------       -----------

          Net Cash Used In Investing Activities        (8,879)          (18,112)
                                                 ------------          ---------

Net Increase In Cash                                      607             1,012

Cash, Beginning of Period                                 375             2,004
                                                  -----------        -----------

Cash, End of Period                              $        982      $      3,016
                                                   ==========            =======

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                              $        800      $        800
                                                 ============         ==========

Cash Paid for Interest                           $        --       $        --
                                                 ============         ==========









                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                   For the Nine months ended September 30,1999
                                   (Unaudited)


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

Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold

Syndication Costs - Syndication costs (such as commissions,  printing, and legal
fees)  totaling  $791,514   represent  costs  incurred  to  raise  capital  and,
accordingly, are recorded as a reduction in partners' capital (see Note 3).

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

Note 2 - Organization of the Partnershi

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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the general partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the general partners of the Partnership to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the general partners for such services over the past five years. As of September 30,1999, the Partnership has an amount due of approximately $100,000 to PacWest related to the aforementioned agreements.

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

The general partners and an affiliated company of the general partners for office, secretarial and advertising expenses, charged the Partnership $9,790 during the year ended December 31, 1997. As of September 30,1999 the Partnership had a payable of approximately $4,500 to the general partners and the affiliated company.

At September 30,1999, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30,1999 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership
                   For the Nine months ended September 30,1999


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

Fiscal Quarters Ended September 30,1999 and 1998

There were no revenues of the Partnership during the three and nine month periods ended September 30,1999. Partnership revenues during the three and nine month periods ended September 30,1998 consisted of interest earned on funds held in reserve. No properties were sold during the periods presented.

Investing activities for the nine months ended September 30,1999 and 1998 used approximately $8,900 and $18,100 respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the three months ended September 30,1999 compared with the three months ended September 30,1998, decreased by approximately $8,200 due primarily to decreases in Accounting & Financial Reporting, Outside Professional Services and General and Administrative. Interest Expense increased by approximately $2,700 or 98% pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Decreases in office supplies, postage and copies, and billings of certain administrative costs from the Partnerships' investor relations' service provider caused the overall decrease of $2,889 in General and Administrative Expenses. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting of approximately $5,500. The significant decrease of approximately $2,500 or 50% in Outside Professional Services is due to certain insurance expenses paid in 1998 for coverage that coverage has been deferred in 1999 and therefore no payment has been made during the three month period ended September 30, 1999.

Total expenses for the nine months ended September 30,1999 compared with the nine months ended September 30,1998, increased by approximately $600, or 2%, due primarily to the increase in General and Administrative and Interest expense which were partially offset by decreases in Accounting and Financial Reporting and Outside Professional Services. Increases in office supplies caused the overall increase of $841 in General and Administrative Expenses. Interest Expense increased by approximately $7,000 or 96% pursuant to the Financing Agreement with PacWest entered into April 1, 1998and therefore only six months of interest expense was incurred during the nine-month period ended September 30,1998. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting of approximately $6,800.

A decrease of $6,880 or 100% was incurred relating to Prepaid Expenses due to the requirement of certain vendors requesting prepayment of their fees during 1998 for 1999 services. No such request was made during the period ended September 30,1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had one property at September 30,1999 that is currently for sale. Upon the sale of the property, the Partnership intends to distribute the sales proceeds, less any reserves needed for winding up partnership operations, to the partners.


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

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest over a 24-month period beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and Partnership operations.

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

Date: November 2, 1999

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