Form 10KSB
period 1999-12-31
TMP INLAND EMPIRE II LTD
filed 2000-03-31
CIK 885394

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934.
         For the fiscal year ended December 31, 1999

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934.
         For the transition from _________to____________


                           COMMISSION FILE NO. 0-19963

                           TMP INLAND EMPIRE II, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP

                 (Name of small business issuer in its charter)

CALIFORNIA                                                      33-0311624
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

801 N. PARKCENTER DRIVE, SUITE 235                                    92705
SANTA ANA, CALIFORNIA                                                 (Zip Code)
(Address of principal executive offices)

                                 (714) 836-5503
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the ExchangeAct:

Title of each class                    Name of each exchange on which registered
-------------------                         ------------------------------
N/A                                                         N/A

Securities registered under Section 12 (g) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                          ------------------------------
Units of Limited Partnership Interest                       N/A

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. Yes [] No [X ]

PART I

ITEM 1     DESCRIPTION OF BUSINESS

INTRODUCTION

TMP Inland Empire II, Ltd., a California Limited Partnership (the "Partnership"), is a California Limited Partnership formed in August, 1988, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the general partners (the "General Partners"). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the "Properties") located primarily in San Bernardino County, California. A total of three properties were purchased. Two were sold and the proceeds distributed. The last remaining parcel (the "Property") totaling 18.22 acres has been zoned commercial.

The Property will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner, or it may be traded for an income producing shopping center or apartment complex. If the Property or portions thereof is developed, the General Partners intend to hold and manage the same for the production of income until such time that they determine a sale would be in the best interests of the Partnership and its limited partners (the "Limited Partners"). Upon the sale of the Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership's Agreement of Limited Partnership (the "Partnership Agreement"), the Partnership will be dissolved.

The Partnership has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the partners in the Partnership are governed by the Partnership Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which has been filed as an Exhibit to this Form 10KSB for the year ended December 31, 1999.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS - The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units ("Unit(s)") for all cash in multiples of $1,000 per Unit. A total of 7,250 Units are outstanding and it is not anticipated that any additional Units will be issued in the future. Outstanding Units are fully paid and nonassessable. Between August, 1988 and January, 1989, the Partnership sold an aggregate of 7,250 Units at a price of $1,000 per Unit, or an aggregate of $7,250,000.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS - The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1,1998, PacWest Inland Empire, LLC ("PacWest"), a Delaware Limited Liability Company, entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership's business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS - A Limited Partner's capital contributed to the Partnership is subject to the risks of the Partnership's business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION - The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See "Transferability of Units," below.) The contingencies whereby the Partnership may be dissolved are as follows:

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

        2.A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

        3.The  removal  of   a   General  Partner, unless  the remaining General
           Partners agree to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the Partnership and elect, by a Majority Vote of the total outstanding Units, one or more new General Partners to continue the Partnership business.

VOTING RIGHTS OF LIMITED PARTNERS - The voting rights of the Limited Partners are set forth in Section 6 of the Partnership Agreement. The Limited Partners have the right to vote upon the following matters affecting the basic structure of the Partnership:

        1.Amendment of the Partnership Agreement (except for amendments which do not affect the rights of the Limited Partners);

        2.Removal of a General Partner;

        3.Admission of a General Partner;

        4.The sale of all, or a substantial part, of the assets of the Partner-ship other than in the ordinary course of business;

        5.The  election  to  continue  the  business  of the Partnership and the appointment of a successor General Partner after the withdrawal, adjudication of bankruptcy, death, or dissolution of the sole remain-ing General Partner;

        6.The election to continue the business of the Partnership and appoint-ment of a successor General Partner after the removal of the remain-ing General Partner; or

        7.Termination and dissolution of the Partnership, other than after sale of all of the Properties and receipt of all amounts due on any seller carryback financing.

A majority vote of the Limited Partners shall be required for the matters set forth above to pass and become effective, except for the matters specified in
Item 5, which shall require the unanimous consent of the Limited Partners.

The General Partners may at any time call a meeting of the Limited Partners or for a vote, without a meeting, of the Limited Partners on matters on which they are entitled to vote, and shall call for such meeting or vote following receipt of written request therefore of Limited Partners holding 10% or more of the total outstanding Units.

Each Unit shall have equal voting rights.

TRANSFERABILITY OF UNITS - Holders of Units shall have the right to assign one or more whole Units by written instrument the terms of which are not in contravention of any of the provisions of the Partnership Agreement.

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

BOOKS AND RECORDS - At all times during the term of the Partnership, the General Partners will keep true and accurate books of account of all the financial activities of the Partnership. These books of account are kept open for inspection by the Limited Partners or their representatives at any reasonable time. The General Partners may make such elections for federal and state income tax purposes as they deem appropriate and the fiscal year of the Partnership is the calendar year unless changed by the General Partners with the consent of the Commissioner of the Internal Revenue Service.

DISTRIBUTIONS, NET INCOME AND NET LOSS

ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS - Until such time that all Limited Partners have received allocations of net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the "Preferred Return"), Net Income shall be allocated 99% to all Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, partnership net income, net loss, and all items of the Partnership deduction and credit shall be allocated 15% to the General Partners and 85% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the "Code"), as set forth in Section 4.5 of the Partnership Agreement.

ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY - Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

DISTRIBUTIONS - Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership's fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership
Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale or Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

INVESTMENT OBJECTIVES

In general, the investment objectives of the Partnership may be summarized as follows:

        (a) Preservation and return of partners' capital.

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

If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10-KSB, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

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

GOVERNMENTAL POLICIES

The Partnership's pre-development and development plans for the Property, as well as the value of the Property, are dependent in large part on governmental action. The following is a partial list of some, but not all, of the potential problems that could arise due to governmental action or inaction.

ZONING/PLANS/MAPS/PERMITS - The Property is zoned commercial, but no assurances can be given that the city would not attempt to rezone or refuse to issue a building permit. Zoning changes are dependent on, among other things, whether or not such change would be consistent with the General and Specific Plan for a given area. In the event that zoning is changed or if permits are not obtained, the value of the remaining parcels to the Partnership and to others may be reduced and the investment results of the Partnership may be materially adversely affected.

GROWTH INITIATIVES - Many counties and cities in California have been subject to so called "slow growth" initiatives which could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those Properties located within such county or city.

PROPERTY TAX REFORM AND RENT CONTROL - Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax savings to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California which may include some form of rent control applicable to the
Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

OTHER GOVERNMENTAL INTERVENTION - There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums, changes in general or specific plans, downzoning of the Properties, unanticipated environmental regulation, and special assessment district development fees could impair the value of the Properties owned by the Partnership.

ENVIRONMENTAL

The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Property. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a Property in a manner anticipated by the Partnership, or may cause delays in the development of a Property. If a Property is contaminated by hazardous materials, the Partnership could incur substantial clean up costs under federal, state and local laws which could adversely affect the investment results of the Partnership.

The General Partners know of no environmental conditions on the Property that would adversely affect the investment results of the Partnership.

EMPLOYEES

The Partnership has no employees. Management of the Partnership is provided by the General Partners.

See Item 1(d) "Directors and Executive Officers" for information about the General Partners.

FOREIGN OPERATIONS

The Partnership has no foreign operations in foreign countries.

ITEM 2.    DESCRIPTION OF PROPERTIES

The Partnership had acquired a total of three properties. All of the Properties were in the area of Southern California known as the "Inland Empire." While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south. The Property is in the City of Fontana, County of San Bernardino.

The Partnership owns or has owned the following properties:

              Date        Purchase          Date              Sales
Property   Purchased       Price            Sold              Price
--------   ---------       -----            ----              -----

Rialto I   11-04-88        $1,505,000       01-04-89          $2,250,000
Rialto II  11-22-88        $  827,000       09-22-89          $1,500,000
Fontana    10-28-88        $3,200,000       *                 *

* The Fontana parcel is owned by the Partnership as of December 31,1999. It includes approximately 18.22 acres located at Baseline Avenue and Village Center Drive in Fontana, California and is zoned for commercial use. This property is currently in escrow for a sales price of $2,550,000. Escrow is expected to close April 21, 2000.

ITEM 3.    LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4.    SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 1999, there were approximately 559 record holders of Units. There is no other class of security outstanding or authorized. There has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1995 - 1999.

CASH DISTRIBUTIONS

No cash distributions were paid to the Limited Partners during the fiscal years ended December 31, 1998 and 1999. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 under the subcaption "Distributions, Net Income and Net Loss."

ITEM 6.    SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1995 - 1999, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)

                             YEARS ENDED DECEMBER 31
                  (Not Covered by Independent Auditor's Report)

                       1999        1998        1997       1996         1995
                       ----        ----        ----       ----         ----

Total Income        $    1,000  $        3  $      243  $        74  $    1,633
                     =========   =========   =========   ==========   =========
Net Loss            $  (45,810) $  (43,201) $  (16,562) $(2,660,344) $     (367)
                     =========   =========   =========   ==========   =========
Net Loss per Unit*  $    (6.26) $    (5.89) $    (2.26) $   (363.27) $     (.05)
                     =========   =========   =========  ==========    =========
Cash distribution
 per Unit*          $        -  $        -  $        -  $         -  $        -
                     =========   =========   =========   ==========   =========
Total assets        $1,044,104  $1,034,390  $1,008,115  $ 1,023,477  $3,683,459
                     =========   =========   =========   ==========   =========

*(Based on 7,250 Units outstanding at December 31, 1995-1999)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

This Report 10-KSB  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by that section. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership's property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Risk Factors" sections of this report. The Partnership's actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this Report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations
---------------------

During the period from inception through December 31, 1988, the Partnership was engaged primarily in the sale of Units and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold two properties during 1989 for a gross profit, net of acquisition, carrying and selling costs, of $1,028,844. Other revenues received during, 1995-1998 consisted of interest income earned on funds held.

The Partnership recognized losses in 1996 due to the write-down in value of the Property. The decline in land value was due mainly to the downturn in Southern California's real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31,1999 and 1998
-------------------------------------

The Partnership recognized $1,000 of revenues during the year ended December 31,1999 relating to the daily rental of the property for a fireworks display. Partnership revenues during the year ended December 31, 1998 consisted of interest earned on funds held in reserve. No properties were sold during the periods presented.

Investing activities for the years ended December 31,1999 and 1998 used approximately $13,300 and $21,000 respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the year ended December 31,1999 compared with the year ended December 31,1998, increased by approximately $3,600, due primarily to the increase in Outside Professional Services and Interest Expense which were partially offset by decreases in Accounting and Financial Reporting and General and Administrative Expenses. Interest Expense increased by approximately $7,600 pursuant to the Financing Agreement with PacWest entered into April 1, 1998 and therefore only nine months of interest expense was incurred during the twelve-month period ended December 31,1998. Continuity and experience with the internal accounting staff and external accountant reviews is the explanation for the decrease in Accounting and Financial Reporting of approximately $5,200.

A decrease of $6,880 was incurred relating to Prepaid Expenses due to the requirement of certain vendors requesting prepayment of their fees during 1998 for 1999 services. No such request was made during the period ended December 31,1999.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had one property at December 31,1999 that is currently in escrow. The sale price is $2,550,000 and the Partnership will receive $500,000 when escrow closes (estimated in second quarter 2000) and the remaining amount due will be in the form of a promissory note. The Partnership will receive a Deed of Trust on the Property to secure the promissory note from the Buyer. The note will bear interest at eight percent (8%). Interest only payments will be received quarterly. A principal reduction payment of $1,000,000 will be received within three (3) years after escrow's closing date. The balance of the principal due will be received four (4) years after escrow's closing date. Upon the receipt of principal payments, the Partnership intends to distribute the funds, less any amounts due PacWest and reserves needed for partnership operations, to the partners. No amount has been estimated for these distribution amounts as of the date of this Report.

Liquidity and Capital Resources
-------------------------------

The Partnership has raised a total of $6,564,041, net of syndication costs, from the sale of limited partnership units. During the period from inception through December 31, 1988, the Partnership acquired a total of three properties for all cash at a total expenditure of $6,159,225. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties. The remaining one property is in escrow and is expected to be complete by second quarter 2000. The Partnership estimates approximately $664,000 (with closing costs and commission, this number will be reduced by approximately $161,500) of funds to be received for the year ended December 31, 2000 related to this sale. The sale price is $2,550,000 and the Partnership will receive $500,000 when escrow closes and the remaining amount due will be in the form of a promissory note. The note will bear interest at eight percent (8%). Interest only payments will be received quarterly. A principal payment of $1,000,000 will be received three (3) years after escrow's closing date. The balance of the principal due will be received four (4) years after escrow's closing date.

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General

Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the general partners; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest is paid an annual fee of $3,972 for its administrative services.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

(I) For the fiscal years ended December 31, 1999 and 1998:

                                                                      Page No.
                                                                      --------

         Report of Independent Auditors                                 15

         Balance Sheets as of December 31, 1999 and 1998                16

         Statements of Operations for the years ended
         December 31, 1999 and 1998                                     17

         Statements of Partners' Capital for the years ended
         December 31, 1999 and 1998                                     18

         Statements of Cash Flow for the years ended
         December 31, 1999 and 1998                                     19

         Notes to Financial Statements                                  20 - 23

         Financial Statement Schedules                                  24,25

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire II, Ltd.

(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire II, Ltd. as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire II, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 17, 2000


                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                           December 31, 1999 and 1998

                                                    1999                1998
                                                    ----                ----

                                     Assets

Cash                                          $      3,674        $       375
Prepaid Expenses                                         0              6,880
Investment In Unimproved Land, net (Note 1)      1,040,430          1,027,135
                                                ----------        -------------

   Total Assets                               $  1,044,104        $ 1,034,390
                                                 =========          =========


                       Liabilities and Partners' Capital

Due to Affiliates (Note 5 and 6)              $    126,562        $    71,038
Commission Payable to Affiliate (Note 6)            90,000             90,000
Franchise Tax Payable                                  800                800
                                              ------------        -----------

             Total Liabilities                     217,362            161,838
                                              ------------        -----------


General Partners                                   (56,315)           (55,857)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                       883,057            928,409
                                              ------------        -----------

             Total Partners' Capita                826,742            872,552
                                              ------------        -----------

Total Liabilities and Partners' Capital       $  1,044,104        $ 1,034,390
                                               ===========        ===========




                 See Accompanying Notes to Financial Statements


                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations

                 For the Years Ended December 31, 1999 and 1998

                                                  1999              1998
                                                  ----              ----
Income

         Interest                            $          0        $         3
         Other                                      1,000                  0
                                             ------------         ----------

Total Income                                        1,000                  3
                                             ------------         ----------

Expenses

         Accounting & Financial Reporting          17,156             22,372
         Outside Professional Services             11,763              9,956
         General & Administrative                   6,668              7,242
         Interest                                  10,423              2,834
                                             ------------         ----------

Total Expenses                                     46,010             42,404
                                             ------------         ----------

Loss Before Income Taxes                          (45,010)           (42,401)

State Franchise Tax                                   800                800
                                             ------------         ----------

Net Loss                                     $    (45,810)       $   (43,201)
                                              ===========         ==========

Allocation of Net Loss (Note 4)

       General Partners, in the Aggregate    $       (458)       $      (432)
                                               ==========         ===========

       Limited Partners, in the Aggregate    $    (45,352)       $   (42,769)
                                               ==========         ===========

       Limited Partners, per Equity Unit     $      (6.26)       $     (5.90)
                                               ==========         ==========



                 See Accompanying Notes to Financial Statements


                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital

                 For the Years Ended December 31, 1999 and 1998

                                                  General     Limited
                                                 Partners    Partners   Total
                                                 --------    --------   -----

Partners' Capital (Deficit), January 1, 1998     $(55,425)  $971,178   $915,753

Net Loss for 1998                                    (432)   (42,769)   (43,201)
                                                 --------    -------    -------
Partners' Capital (Deficit), December 31, 1998    (55,857)   928,409    872,552

Net Loss for 1999                                    (458)   (45,352)   (45,810)
                                                 --------    -------    -------
Partners' Capital (Deficit), December 31, 1999   $(56,315)  $883,057   $826,742
                                                  ========   ========   ========






                See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statements of Cash Flows

                 For the Years Ended December 31, 1999 and 1998

                                                   1999                   1998
                                                 -----------       -------------

Cash Flows from Operating Activities:

Net Loss                                          $     (45,810)   $    (43,201)

Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
       Increase in Due to Affiliates                     55,524          69,476
       Decrease (Increase) in Prepaid Expenses            6,880          (6,880)
                                                   ------------      ----------

          Net Cash Provided By Operating Activities      16,594          19,395
                                                   ------------      ----------

Cash Flows from Investing Activities:

       Increase in Investment in Unimproved Land        (13,295)        (21,024)
                                                    -----------      ----------

          Net Cash Used In Investing Activities         (13,295)        (21,024)
                                                    -----------      ----------

Net Increase (Decrease) In Cash                           3,299          (1,629)

Cash, Beginning of Period                                   375           2,004
                                                     ----------     -----------

Cash, End of Period                               $       3,674      $      375
                                                      =========      ==========

Supplemental Disclosure
  of Cash Flow Information:

Cash Paid for Taxes                               $         800      $      800
                                                      =========     ===========

Cash Paid for Interest                             $        215      $        0
                                                      =========     ===========







                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

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

Income Taxes - The entity is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 2 - Organization of the Partnership

On July 26, 1988, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners ("General Partners"). The partners' of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

Note 3 - Partners' Contributions

The Partnership offered for sale 7,250 units ("Units")at $1,000 each to qualified investors. As of December 31, 1989, all 7,250 Units had been sold for total limited partner contributions of $7,250,000. There have been no contributions made by the General Partners. As described in Note 1, syndication costs have been recorded as a reduction in partners' capital.

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

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 5 - Agreements with PacWest Inland Empire, LLC

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest Inland Empire, LLC (PacWest), a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership's properties, and funds will be loaned, as needed, in the opinion of the general partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, pay property taxes and appropriate entitlement costs. PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 1999 the TMP Land Partnerships have been funded approximately $2,600,000 by Pacwest. An addendum to the Financing Agreement which states Pacwest shall be entitled to increas the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and Pacwest. Upon signing of this addendum, Pacwest can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships isnot limited to a Maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31,1999 and 1998, the Partnership has a payable of $122,031 and $66,508 respectively, including interest, to PacWest related to the aforementioned agreements.

Pursuant to the Management Agreement PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership

                        Notes to the Financial Statements
                           December 31, 1999 and 1998

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners' capital contributions include $725,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of Units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

Investment in unimproved land includes acquisition fees of $198,874 paid in prior years to TMP Properties, TMP Investments, Inc., and the General Partners, for services rendered in connection with the acquisition of the Properties.

As of December 31,1999 and 1998 the Partnership had a payable of $4,530 to the General Partners and an affiliated company.

As of December 31,1999 and 1998, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31,1999 the limited partners had not received such a return and therefore this amount is not currently due.

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
Description of Assets Encumbrances      Cost      Improvement   Cost       at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land-
     Fontana, CA          -0-        $3,427,133   -0-        $ 259,617     $ 3,686,750    -0-           n/a        10/25/88    n/a
                           =         ==========    =         =========                     =


                                        Less valuation  allowance:         $ 2,659,615
                                                                           -----------
                                        Net carrying value                 $ 1,027,135
                                                                           ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                    $1,006,111

Additions Carrying Costs                $21,024
                                      ---------
 Ending balance                      $1,027,135
                                      =========




                            TMP INLAND EMPIRE II, LTD
                       (A California Limited Partnership)
             Schedule II - Real Estate and Accumulated Depreciation
              (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                      For the Year Ended December 31, 1999

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
Description of Assets Encumbrances      Cost      Improvement   Cost       at Year-End  Depreciation  Construction  Acquired  Life
------------------------------------------------------------------------------------------------------------------------------------

Unimproved land-
     Fontana, CA          -0-        $3,427,133   -0-        $ 272,912     $ 3,700,045    -0-           n/a        10/25/88    n/a
                           =         ==========    =         =========     ===========     =


                                        Less valuation  allowance:         $ 2,659,615
                                                                           -----------
                                        Net carrying value                 $ 1,040,430
                                                                           ===========

Roconciliation of Carrying Amount
Beginning balance                                $  1,027,135

Additions:  Carrying Costs                             13,295
                                                  -----------

Ending balance                                   $  1,040,430
                                                  --=========





ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

There were no disagreements with the Independent Accounting Firm.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The  Partnership  has no  employees  and no directors  or  executives  officers.
Management of the Partnership is provided by the General  Partners.  On April 1,
1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations services for the Partnership.

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

WILLIAM O. PASSO, 58, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (d.b.a. TMP
Management), a property management company, an officer of TMP Capital Corp.; a NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 53, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille
Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 53 is Director and Vice-President of TMP Investments
Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life
Underwriter and chartered  Financial  Consultant from the American College.  Mr.
Thompson  is a  registered  principal  with the NASD and is a  principal  in TMP
Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11.  EXECUTIVE COMPENSATION

During the period  since the  formation  of the  Partnership  (August 15,  1988)
through the fiscal year ended  December 31, 1999, the  Partnership  paid fees to the General Partners for various services in the amount of $76,887 of which none was paid  during the year ended  December  31,1999.  In  addition,  the  General
Partners   received   collectively   $39,787  as  their  share  of   partnership
distributions.  (See Item 13. "Certain  Relationships and Related Transaction".)
The  Partnership  has no officers or  employees  and,  therefore,  paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, the Partnership had 7,250 units of Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 1999 by each officer, director and general partner of the General Partners and by all such persons as a group.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (August 15, 1988) through the fiscal year ended December 31, 1999. The information under "Summary of Compensation" below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm's-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

                 OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of Payment              December 31, 1999
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




                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of Payment              December 31, 1999
-------------              ----------------------              -----------------
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

Partnership  Management    A Partnership Management Fee with            $ 76,887
Fee (General  Partners)    respect  to  each  Property  until
                           a Property is sold or improvement
                           of the Property  commences in an
                           annual amount of 1/4 of 1% (.25%)
                           of the cost of the property, but not
                           to exceed 2% of such cost in the
                           aggregate.

Leasing and Property       For leasing an improved Property, or a       -0-
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


                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of Payment              December 31, 1998
-------------              ----------------------              -----------------
                        not exceed the competitive rates
                        that would be charged by unaffil-
                        iated persons.

Interest in Partnership 1% interest in all Partnership                   $39,787
Allocation of Each      allocations of Net Income,
Material Item           Net Loss and Distributions
(General Partners)      of Distributable Cash from
                        Operations and of Cash from Sale
                        or refinancing of the Properties.

Subordinated            A 15% interest in all Partnership                   $-0-
Participation           allocations of Net Income and
(General Partners)      Distributions of Distributable Cash
                        from Operations and of Cash from the Sale or
                        Refinancing of the  Properties  subordinated
                        to a return of all Limited Partners' Capital
                        Contributions     plus     a     cumulative,
                        non-compounded  return  of 6% per  annum  on
                        their Adjusted Capital Contributions.


Subordinated Real       Real estate commissions with respect to             $-0-
Estate Commission       the sale of Properties which are equal
(General Partners or    to the lesser of:  (I) 3% of the gross
an Affiliate)           sales price of  Properties;  equal  to
                        one-half  the  normal and  competitive  rate
                        charged by unaffiliated parties, but payment
                        shall be  subordinated  to a  return  of all
                        Limited  Partners'  Capital   contributions,
                        plus a cumulative,  noncompounded  return of
                        6%  per  annum  on  their  Adjusted  Capital
                        Contributions.

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

Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners' allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides built-in incentive for the General Partners to seek the optimum performance from the Properties.

CONFLICTS OF INTEREST

The   Partnership  is  subject  to  various   conflicts  of  interest  from  its
relationship with the General Partners. These conflicts include, but are not limited to:

CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner's interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject, in certain circumstances, to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the Partnership and its Limited Partners because of the fiduciary duty which they owe to the Limited Partners.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 1999. However, a Form 8K was filed on March 29, 1999.

(c) Exhibits- Those Exhibits required by Item 601 of Regulation S-K which are applicable to the Registrant are as follows:

     (3),(4) and (10.1) Agreement of Limited Partnership and other material agreements are incorporated by reference to Exhibits(3),
                        (4)and (10.1) to the Form 10 Registration Statement, SEC File No. 0-19963 filed on March 19, 1992.

                    27  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2000


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


                          By: TMP Properties, a California General
                              Partnership as Co-General Partner

                          By:      /S/ WILLIAM O PASSO
                             ------------------------------------
                              William O. Passo, General Partner

                          By:      /S/ ANTHONY W THOMPSON
                             ------------------------------------
                             Anthony W. Thompson, General Partner

                          By:      /S/ SCOTT E MCDANIEL
                             ------------------------------------
                              Scott E. McDaniel, General Partner

                          By: JAFCO, Inc., a California Corporation, as Chief
                              Accounting Officer

                          By:      /S/ JOHN A FONSECA
                             ------------------------------------
                               John A. Fonseca, President