Form 10QSB
period 2000-03-31
TMP INLAND EMPIRE II LTD
filed 2000-05-12
CIK 885394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                  For the Quarterly Period ended March 31, 2000

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

         Balance Sheets as of March 31,2000 and December 31, 1999, Statements of Operations for the three months ended March 31, 2000 and 1999, and Statements of Cash Flows for the three months ended March 31, 2000 and 1999.

         The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2000 and 1999, (b) the financial position at March 31, 2000 and (c) the cash flows for the three months ended March 31, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

         The balance sheet presented as of December 31, 1999 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.




                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets


                                                    March 31,       December 31,
                                                      2000             1999
                                                  (unaudited)
                                                  ----------        ------------

Cash                                             $      3,621        $    3,674
Investment In Unimproved Land, net (Note 1)         1,043,683         1,040,430
                                                 ------------        -----------

   Total Assets                                  $  1,047,304        $1,044,104
                                                  ===========         =========


                        Liabilities and Partners' Capital

Accounts Payable                                 $      2,055        $        0
Due to Affiliates (Note 5 and 6)                      151,402           126,562
Commission Payable to Affiliate (Note 6)               90,000            90,000
Property Taxes Payable                                  1,756                 0
Franchise Tax Payable                                   1,600               800
                                                 ------------        -----------

             Total Liabilities                        246,813           217,362
                                                 ------------        -----------

General Partners                                     (56,578)           (56,315)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                          857,069           883,057
                                                 ------------        -----------

             Total Partners Capital                   800,491           826,742
                                                 ------------        -----------

Total Liabilities and Partners' Capital          $  1,047,304        $1,044,104
                                                  ===========        ===========
















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations

                                   (Unaudited)
                                                   Three Months Ended
                                                March 31           March 31
                                                 2000              1999
                                                ---------------------------

Income
     Interest                                $          0       $          0
                                             ------------       ------------

Total Interest Income                                   0                  0
                                             ------------       ------------

Expenses

     Accounting & Financial Reporting               9,010              2,454
     Outside Professional Services                  8,608              2,135
     General & Administrative                       4,338              2,686
     Interest                                       3,495              2,185
                                             ------------       ------------

Total Expenses                                     25,451              9,460
                                             ------------       ------------

Loss Before Taxes                                 (25,451)            (9,460)

     State Franchise Tax                              800               800
                                             ------------       ------------

Net Loss                                     $    (26,251)      $    (10,260)
                                             ============       ============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate      $       (263)      $       (103)
                                              ===========        ===========

     Limited Partners, in the Aggregate      $    (25,988)       $   (10,157)
                                             ============        ===========

     Limited Partners, per Equity Unit       $      (3.58)       $     (1.40)
                                              ===========        ===========















                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows

                                   (Unaudited)


                                                          Three Months Ended
                                                       March 31        March 31
                                                        2000           1999

Cash Flows from Operating Activities:

Cash Flows from Operating Activities:

Net Loss                                               $   (26,251)    $(10,260)

Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
       Increase in Due to Affiliates                        24,840        9,260
       Increase in Property Taxes Payable                    1,756        1,560
       Increase in Accounts Payable                          2,055            0
       Increase in Franchise Tax Payable                       800            0
       Decrease in Prepaid Expenses                              0        6,880
                                                       ------------    ---------

          Net Cash Provided By Operating Activities          3,200        7,440

Cash Flows from Investing Activities:
       Increase in Investment in Unimproved Land            (3,253)      (3,256)
                                                       ------------    ---------

          Net Cash Used In Investing Activities             (3,253)      (3,256)
                                                       ------------    --------

Net (Decrease) Increase in Cash                                (53)       4,184

Cash, Beginning of Period                                     3,674         375
                                                       ------------    ---------

Cash, End of Period                                    $     3,621     $  4,559
                                                        ===========     =======

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                    $         0     $    800
                                                       ============    =========

Cash Paid for Interest                                 $    13,875     $    --
                                                       ==============  =========









                 See Accompanying Notes to Financial Statements
                                       5

                            TMP INLAND EMPIRE II, LTD

                        A California Limited Partnership

                        Notes to the Financial Statements

                                  March 31,2000

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

Income Taxes - The entity is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.
                                       6

                            TMP INLAND EMPIRE II, LTD

                        A California Limited Partnership

                        Notes to the Financial Statements

                                  March 31,2000

                                   (Unaudited)

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and 1 percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6 percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the General Partners. There were no distributions in 2000 or 1999.

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest)

In March 1998, the General Partners of the Partnership entered into an agreement (the Financing Agreement) with PacWest, a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.
                                       7

                            TMP INLAND EMPIRE II, LTD

                        A California Limited Partnership

                        Notes to the Financial Statements

                                  March 31,2000

                                   (Unaudited)

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

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2000 and December 31, 1999, the Partnership has a payable of $146,871 and $122,031, respectively, including interest, to PacWest related to the aforementioned agreements.

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

As of March 31, 2000 and December 31, 1999 the Partnership had a payable of $4,531 to the General Partners and an affiliated company.
                                       8

                            TMP INLAND EMPIRE II, LTD

                        A California Limited Partnership

                        Notes to the Financial Statements

                                  March 31,2000

                                   (Unaudited)

As of March 31, 2000 and December 31,1999, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2000.
                                       9

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 March 31, 2000

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal year ended December 31, 1999.

During the period from inception through December 31, 1988, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest ("Units") and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold two properties during 1989 for a gross profit, net of acquisition, carrying and selling costs, of $1,028,844. Other revenues received during, 1995-1998 consisted primarily of interest income earned on funds held.

The Partnership recognized losses in 1996 due to the write-down in value of the Property. The decline in land value was due mainly to the downturn in Southern California's real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 2000 and 1999

There were no revenues of the Partnership during the three-month periods ended March 31, 2000 and 1999 and no properties were sold during the periods presented.

Investing activities for the three months ended March 31, 2000 and 1999 used approximately $3,200, respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.
                                       10

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 March 31, 2000

Total expenses for the three months ended March 31, 2000 compared with the three months ended March 31, 1999, increased by approximately $16,000 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services, General and Administrative and Interest Expense. Interest Expense increased by approximately $1,300 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Increases in certain administrative costs from the Partnerships' investor relations' service provider caused the increase in General and Administrative Expenses. Accounting & Financial Reporting increases are directly related to the timing and the costs incurred to prepare audit and file the appropriate financial information for the Partnership. Outside Professional Services increased by $6,473 related to costs incurred to compile, send and administer a proxy statement sent to all partners relating to the sale of the Property by the Partnerships' investor relations' service provider.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had one property at March 31, 2000. The property was in escrow, however the buyer canceled escrow before the end of the due diligence period.

Liquidity and Capital Resources

The Partnership has raised a total of $6,564,041, net of syndication costs, from the sale of Units. During the period from inception through December 31, 1988, the Partnership acquired a total of three properties for all cash at a total expenditure of $6,159,225. The Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of March 31, 2000 the TMP Land Partnerships have been funded approximately $2,981,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.
                                       11

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 March 31, 2000

The Partnership is currently soliciting a loan for $300,000 from a third party. This loan will provide funds to pay PacWest all monies owed. The remainder will be used to pay for partnership operating costs for the next 2 years.

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

Date: May 15, 2000

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