Form 10QSB
period 2000-06-30
TMP INLAND EMPIRE II LTD
filed 2000-08-15
CIK 885394

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of

                       The Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

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

         Balance Sheets as of June 30,2000 and December 31, 1999, Statements of Operations for the three and six months ended June 30, 2000 and 1999, and Statements of Cash Flows for the six months ended June 30, 2000 and 1999.

         The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2000 and 1999, (b) the financial position at June 30, 2000 and (c) the cash flows for the six months ended June 30, 2000 and 1999. Interim results are not necessarily indicative of results for a full year.

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




                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets


                                                    June 30,       December 31,
                                                      2000             1999
                                                  (unaudited)
                                                  ----------        ------------

Cash                                             $        430        $    3,674
Investment In Unimproved Land, net (Note 1)         1,049,614         1,040,430
                                                 ------------        -----------

   Total Assets                                  $  1,050,044        $1,044,104
                                                  ===========         =========


                        Liabilities and Partners' Capital

Accounts Payable                                 $      2,325        $        0
Due to Affiliates (Note 5 and 6)                      164,430           126,562
Commission Payable to Affiliate (Note 6)               90,000            90,000
Property Taxes Payable                                  3,512                 0
Franchise Tax Payable                                     800               800
                                                 ------------        -----------

             Total Liabilities                        261,067           217,362
                                                 ------------        -----------

General Partners                                      (56,693)          (56,315)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                          845,670           883,057
                                                 ------------        -----------

             Total Partners Capital                   788,977           826,742
                                                 ------------        -----------

Total Liabilities and Partners' Capital          $  1,050,044        $1,044,104
                                                  ===========        ===========











                 See Accompanying Notes to Financial Statements



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations

                                   (Unaudited)
                                                   Three Months Ended
                                                June 30           June 30
                                                 2000              1999
                                                ---------------------------

Income
   Other
     Interest                                $      1,000       $          0
                                             ------------       ------------

Total Interest Income                               1,000                  0
                                             ------------       ------------

Expenses

     Accounting & Financial Reporting               4,775              5,915
     Outside Professional Services                  2,481              2,681
     General & Administrative                       752                3,084
     Interest                                       4,506              2,424
                                             ------------       ------------

Total Expenses                                     12,514             14,104
                                             ------------       ------------

Loss Before Taxes                                 (11,514)           (14,104)

     State Franchise Tax                                0                  0
                                             ------------       ------------

Net Loss                                     $    (11,514)      $    (14,104)
                                             ============       ============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate      $       (115)      $       (141)
                                              ===========        ===========

     Limited Partners, in the Aggregate      $    (11,399)       $   (13,963)
                                             ============        ===========

     Limited Partners, per Equity Unit       $      (1.57)       $     (1.93)
                                              ===========        ===========



                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations

                                   (Unaudited)

                                                    Six Months Ended
                                              June 30           June 30
                                                 2000              1999
                                                ---------------------------

Income
     Other                                   $      1,000       $          0
                                             ------------       ------------

Total Income                                        1,000                  0
                                             ------------       ------------

Expenses

     Accounting & Financial Reporting              13,945              8,368
     Outside Professional Services                 13,213              2,830
     General & Administrative                       2,806              7,757
     Interest                                       8,001              4,608
                                             ------------       ------------

Total Expenses                                     37,965             23,563
                                             ------------       ------------

Loss Before Taxes                                 (36,965)           (23,563)

     State Franchise Tax                             (800)              (800)
                                             ------------       ------------

Net Loss                                     $     (37,765)     $    (24,363)
                                             ============       ============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate      $       (378)       $      (244)
                                              ===========        ===========

     Limited Partners, in the Aggregate      $    (37,387)       $   (24,119)
                                             ============        ===========

     Limited Partners, per Equity Unit       $      (5.15)       $     (3.33)
                                              ===========        ===========








                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows

                                   (Unaudited)

                                                          Six months ended

                                                    June 30        June 30
                                                       2000           1999
                                                -----------       --------

Cash Flows from Operating Activities:

Net Loss                                        $   (37,765)    $  (24,363)

Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
       Increase in Due to Affiliates                 37,868         25,225
       Increase in Property Taxes Payable             3,512              0
       Increase in Accounts Payable                   2,325          1,034
       Decrease in Prepaid Expenses                       0          6,880
                                                ------------    -----------

    Net Cash Provided By Operating Activities         5,940          8,776
                                                ------------    -----------

Cash Flows from Investing Activities:
    Increase in Investment in Unimproved Land        (9,184)        (5,484)
                                                ------------    -----------

          Net Cash Used In Investing Activities      (9,184)        (5,484)
                                                ------------       --------

Net (Decrease) Increase in Cash                      (3,244)         3,292

Cash, Beginning of Period                             3,674            375
                                                ------------    -----------

Cash, End of Period                             $       430     $    3,667
                                                 ===========        =======

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                             $       800     $       --
                                                ============     ==========

Cash Paid for Interest                          $    19,510         $   --
                                                ============     ==========






                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE II, LTD

                        A California Limited Partnership

                        Notes to the Financial Statements

                                  June 30,2000

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

                                  June 30,2000

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

                                  June 30,2000

                                   (Unaudited)

Note 5 - Agreements with PacWest Inland Empire, LLC  (PacWest)

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, a Delaware Limited Liability Company, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the general partners' distributions; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations' services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2000 and December 31, 1999, the Partnership has a payable of $159,899 and $122,031, respectively, including interest, to PacWest related to the aforementioned agreements.

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

                                  June 30,2000

                                   (Unaudited)

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

As of June 30, 2000 and December 31, 1999 the Partnership had a payable of $4,531 to the General Partners and an affiliated company.

As of June 30, 2000 and December 31,1999, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2000.

Note 7 - Note Payable

On July 12, 2000, the Partnership  borrowed  $400,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment is due on August 1, 2000 and will be in the amount of $2,451.76 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4000.00 beginning September 1, 2000. As of June 30, 2000, no interest has been capitalized to investment in unimproved land.

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                  June 30, 2000

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                  June 30, 2000

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended June 30, 2000 and 1999
--------------------------------------------

There were no revenues of the Partnership during the three and six-month periods ended June 30, 1999. During the three and six month periods ended June 30, 2000 $1,000 of revenue was recognized for the rental of the property for a fireworks display. No properties were sold during the periods presented.

Investing activities for the six months ended June 30, 2000 and 1999 used approximately $9,200 and $5,500, respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the three months ended June 30, 2000 compared with the three months ended June 30, 1999, decreased by approximately $1,600 due primarily to a decrease of approximately $2,300 in General and Administrative Expenses. This decrease was partially offset by an increase in Interest Expense of approximately $2,100 pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Total expenses for the six months ended June 30, 2000 compared with the six months ended June 30, 1999, increased by approximately $14,400 due primarily to increases in Accounting & Financial Reporting, Outside Professional Services and Interest Expense. Interest Expense increased by approximately $3,400 pursuant to the Financing Agreement with PacWest entered into April 1, 1998. Accounting & Financial Reporting increases are directly related to the timing and the costs incurred to prepare audit and file the appropriate financial information for the Partnership. Outside Professional Services increased by $10,383 primarily related to costs incurred to compile, send and administer a proxy statement sent to all partners relating to the sale of the Property by the Partnerships' investor relations' service provider. All these increases were partially offset by a decrease in General and Administrative Expenses of $4,951 due to reductions in office supplies, postage & copies.

Due to Affiliates increases as the Partnership pays its' operating costs. As discussed above, and pursuant to the Financing Agreement, all funds required to pay for operating costs are received from PacWest.

The Partnership had one property at June 30, 2000.

Liquidity and Capital Resources
-------------------------------

The Partnership has raised a total of $6,564,041, net of syndication costs, from the sale of Units. During the period from inception through December 31, 1988, the Partnership acquired a total of three properties for all cash at a total expenditure of $6,159,225. The

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                  June 30, 2000

Partnership capitalized the acquisition costs of the property and direct carrying costs, such as interest and property taxes. The Partnership does not intend to acquire any additional properties.

On July 12, 2000, the Partnership  borrowed  $400,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment is due on August 1, 2000 and will be in the amount of $2,451.76 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4000.00 beginning September 1, 2000.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners of the Partnership and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a "distribution fee" as defined by the Financing Agreement.

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

As of June 30, 2000 the TMP Land Partnerships have been funded approximately $3,348,000 by PacWest. An addendum to the Financing Agreement which states PacWest shall be entitled to increase the aggregate amount of the loan by written agreement is currently being approved by both the General Partners and PacWest. Upon signing of this addendum, PacWest, can, at their option and with the written agreement of the General Partners, make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners' unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the general partners.

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                  June 30, 2000

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

Date: August 15, 2000

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