Form 10QSB
period 2000-09-30
TMP INLAND EMPIRE II LTD
filed 2000-11-15
CIK 885394

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000
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

         Balance Sheets as of September 30,2000 and December 31, 1999, Statements
         of Operations for the three and nine  months  ended September 30, 2000 and 1999, and Statements of Cash Flows for the nine months ended September
         30, 2000 and 1999.

         The interim financial statements presented have been prepared by the
         Partnership without  audit  and, in  the  opinion  of  the  management, reflect all adjustments of a normal  recurring  nature  necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2000 and 1999, (b) the financial position at
         September 30, 2000 and (c) the cash  flows for  the nine  months  ended
         September 30, 2000 and 1999.  Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                      September 30, December 31,
                                                          2000            1999
                                                       (unaudited)
                                                       -----------     --------
                                           Assets

Cash ............................................. $   201,762      $     3,674
Investment In Unimproved Land, net (Note 1) ......   1,084,258        1,040,430
                                                   ----------         ----------

   Total Assets .................................. $ 1,286,020      $ 1,044,104
                                                   ==========         ==========

                        Liabilities and Partners' Capital

Accounts Payable .............................     $     2,556      $         0
Due to Affiliates (Note 5 and 6) .............           4,830          126,562
Commission Payable to Affiliate (Note 6) .....          90,000           90,000
Property Taxes Payable .......................           5,268                0
Note Payable (Note 7) ........................         400,000                0
Franchise Tax Payable ........................             800              800
                                                   -----------      -----------

             Total Liabilities ...............         503,454          217,362
                                                   -----------      -----------

General Partners .............................         (56,757)         (56,315)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding .................         839,323          883,057
                                                   -----------      -----------

             Total Partners' Capital .........         782,566          826,742
                                                   -----------      -----------

Total Liabilities and Partners' Capital ......     $ 1,286,020      $ 1,044,104
                                                   ===========      ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                   September 30, September 30,
                                                         2000                1999
                                                   ----------         ------------

Income
     Other .........................................      $     0       $     0
     Interest ......................................        2,211             0
                                                          -------       -------

Total Income .......................................        2,211             0
                                                          -------       -------

Expenses
     Accounting & Financial Reporting ..........            4,089         1,638
     Outside Professional Services .................        3,328         2,400
     General & Administrative ..................              316           865
     Interest ......................................          889         2,703
                                                          -------       -------

Total Expenses .....................................        8,622         7,606
                                                          -------       -------

Loss Before Taxes ..................................       (6,411)       (7,606)

     State Franchise Tax ...........................            0             0
                                                          -------       -------

Net Loss ...........................................      $(6,411)      $(7,606)
                                                                         =======
 Allocation of Net Loss (Note 4)

General Partners, in the Aggregate .........       $          (64)      $   (76)
                                                     =============       =======

Limited Partners, in the Aggregate .........       $       (6,347)      $(7,530)
                                                     =============       =======

Limited Partners, per Equity Unit ..........       $         (.88)      $ (1.04)
                                                     =============       =======

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                        Nine months Ended
                                                     September 30,   September 30,
                                                        2000              1999
                                                     ----------        ----------

Income
     Other .......................................      $  1,000       $      0
     Interest ....................................         2,211              0
                                                        --------       --------

Total Income .....................................         3,211              0
                                                        --------       --------

Expenses
     Accounting & Financial Reporting ........            17,601         10,007
     Outside Professional Services ...............        16,974          7,216
     General & Administrative ................             3,122          6,634
     Interest ....................................         8,890          7,312
                                                        --------       --------

Total Expenses ...................................        46,587         31,169
                                                        --------       --------

Loss Before Taxes ................................       (43,376)       (31,169)

     State Franchise Tax .........................          (800)          (800)
                                                        --------       --------

Net Loss .........................................      $(44,176)      $(31,969)
                                                        ========       ========
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate ..........      $   (442)      $   (320)
                                                        ========       ========

     Limited Partners, in the Aggregate ..........      $(43,734)      $(31,649)
                                                        ========       ========

     Limited Partners, per Equity Unit ...........      $  (6.03)      $  (4.37)
                                                        ========       ========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statement of Cash Flows
                                   (Unaudited)

                                                          Nine months ended
                                                   September 30       September 30
                                                          2000               1999
                                                   -----------        ------------

Cash Flows from Operating Activities:

Net Loss .............................................   $ (44,176)   $ (31,969)

Adjustments to Reconcile Net Loss to Net Cash
    Provided By Operating Activities:
       Increase in Due to Affiliates .................    (121,732)      33,016
       Increase in Property Taxes Payable ............       5,268        1,559
       Increase in Accounts Payable ..................       2,556            0
       Decrease in Prepaid Expenses ..................           0        6,880
                                                         ---------    ---------

          Net Cash Provided By Operating Activities ..    (158,084)       9,486
                                                         ---------    ---------

Cash Flows from Investing Activities:
       Increase in Investment in Unimproved Land .....     (43,828)      (8,879)
                                                         ---------    ---------

          Net Cash Used In Investing Activities ......     (43,828)      (8,879)
                                                         ---------    ---------

Cash Flows from Financing Activities:
       Borrowings from Note Payable ..................     400,000           (0)
                                                         ---------    ---------

          Net Cash Used In Investing Activities ......     400,000           (0)
                                                         ---------    ---------

Net (Decrease) Increase in Cash ......................     198,088          607

Cash, Beginning of Period ............................       3,674          375
                                                         ---------    ---------

Cash, End of Period ..................................  $  201,762    $     982
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                                     $      800    $     800
                                                       ===========

Cash Paid for Interest                                  $   31,624    $       --
                                                     =============    ==========

                 See Accompanying Notes to Financial Statements

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership
                        Notes to the Financial Statements
                                September 30,2000
                                   (Unaudited)

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire II, Ltd. (the  Partnership) was organized in 1988 in
--------
accordance with the provisions of the California Uniform Limited Partnership
Act for the purpose of acquiring, developing and operating real property in the
Inland Empire area of Southern California

Accounting Method- The Partnership’s policy is to prepare its financial
-----------------
statements on the accrual basis of accounting.

Investment in Unimproved Land- Investment in unimproved land is stated at the
------------------------------
lower of cost or fair value. All costs associated with the acquisition of a property are capitalized.  Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains when properties are sold.

Syndication Costs- Syndication costs (such as commissions, printing, and legal
------------------
fees)  totaling  $791,514  represent  costs incurred  to  raise  capital  and, accordingly, are recorded as a reduction in partners’ capital (see Note 3).

Use of Estimates- The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentration- All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by continually monitoring the market  conditions  and  holding  the  land  parcels through any periods of declining market conditions.

Income Taxes- The entity is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

                            TMP INLAND EMPIRE II, LTD
                        A California Limited Partnership
                        Notes to the Financial Statements
                                September 30,2000
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
                                September 30,2000
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

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

In April 1998,  PacWest  entered into the Management  Agreement with the General
Partners to provide the Partnership with overall management,  administrative and consulting  services.  PacWest  currently  contracts  with third  party  service providers  to  perform  certain  of  the  financial,  accounting,  and  investor relations'  services  for the  Partnership.  PacWest  will  charge a fee for its
administrative   services   equal  to  an  amount  not  to  exceed  the  average
reimbursements  to the General  Partners  for such  services  over the past five years.  As of September 30, 2000 and December 31, 1999,  the  Partnership  has a
payable  of $299 and  $122,031,  respectively,  including  interest,  to PacWest related to the aforementioned agreements.

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
                                September 30,2000
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

As of September 30, 2000 and December 31, 1999 the  Partnership had a payable of
$4,531 to the General Partners and an affiliated company.

As of  September  30,  2000 and  December  31,1999,  $90,000 is payable to Regal
Realty,  a company  wholly owned by Scott E.  McDaniel,  for  services  rendered relating to sales of properties  prior to 1990. Mr. McDaniel is a partner of TMP
Properties and he was a shareholder  of TMP  Investments,  Inc. until  September
1993 when he sold his shares to Mr. Passo and Mr. Thompson.  Ultimate payment of this amount is contingent on the limited  partners  receiving an amount equal to their capital  contributions plus a cumulative,  non-compounded return of 6% per annum on their  adjusted  capital  contributions.  As of September  30, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2000.

Note 7 - Note Payable

On July 12, 2000, the Partnership  borrowed  $400,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the  Partnership in Fontana, California. The note is due on August 1, 2003. The first payment was due on August 1, 2000 and will be in the amount of $2,580 representing  interest from July 13, 2000  through  July 31,  2000.  Interest  accrues at 12% per annum payable  in  monthly  installments  of $4000  beginning  August 1,  2000.  As of
September 30, 2000,  $10,281 of interest has been  capitalized  to investment in unimproved land.

                                       10

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership
                               September 30, 2000

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

                                       11

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership
                               September 30, 2000

The  Partnership's  management  believes  that  inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended September 30, 2000 and 1999
-------------------------------------------------

There  were no  revenues  of the  Partnership  during  the three and  nine-month periods ended  September 30, 1999.  During the nine month period ended September
30, 2000,  $1,000 of revenue was recognized for the rental of the property for a fireworks display and approximately $2,211 of interest income was recognized. No properties were sold during the periods presented.

Investing  activities for the nine months ended September 30, 2000 and 1999 used approximately  $43,800 and $8,900,  respectively,  most of which was used to pay development and carrying costs of the unimproved land held for investment.

Financing  activities  for the nine months  ended  September  30, 2000  provided
$400,000, relating to proceeds received on the note payable entered into in July
2000.

Total  expenses for the three months ended  September 30, 2000 compared with the three months ended  September 30, 1999,  increased by  approximately  $1,000 due primarily to increases  in  Accounting  &  Financial  Reporting  and Outside
Professional  Services.  Accounting  &  Financial  Reporting  increases  are directly  related to the timing of the costs  incurred to prepare,  review,  and
file  the  appropriate  financial   information  of  the  Partnership.   PacWest
contracted with a consultant to provide the Partnership with certain  expertise.
The addition of this  consultant is the primary  explanation for the increase of
$928 in Outside Professional Services for the three-month period ended September
30, 2000.  These increases were partially  offset by a decrease of approximately
$550 in General and  Administrative  Expenses and a decrease in Interest Expense of approximately $1,800 pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

Total  expenses for the nine months ended  September  30, 2000 compared with the nine months ended  September 30, 1999,  increased by  approximately  $15,400 due
primarily  to  increases  in  Accounting  &  Financial  Reporting,   Outside
Professional Services and Interest Expense. Interest Expense increased by $1,578 pursuant to the  Financing  Agreement  with PacWest  entered into April 1, 1998.
Accounting  &  Financial  Reporting  increases  are directly  related to the timing  of the costs  incurred  to  prepare,  review,  and file the  appropriate
financial  information  for  the  Partnership.   Outside  Professional  Services
increased by $9,758  primarily  related to costs  incurred to compile,  send and administer a proxy  statement  sent to all partners  relating to the sale of the
Property by the Partnerships'  investor  relations' service provider.  All these increases  were  partially  offset by a decrease in General  and  Administrative
Expenses of $3,512 due to reductions in office supplies, postage & copies.

                                       12

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership
                               September 30, 2000

The Partnership had one property at September 30, 2000.

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

On July 12, 2000, the Partnership  borrowed  $400,000 from a private party.  The note is secured by a deed of trust on a parcel of land owned by the  Partnership in Fontana,  California.  The note is due on August 1, 2003. Interest accrues at
12% per annum payable in monthly installments of $4000 beginning August 1, 2000.

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

                                       13

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership
                               September 30, 2000

As  of  September  30,  2000  the  TMP  Land   Partnerships   have  been  funded
approximately  $3,080,000  by PacWest.  An addendum to the  Financing  Agreement which states  PacWest shall be entitled to increase the aggregate  amount of the loan by written  agreement  is  currently  being  approved  by both the  General
Partners and  PacWest.  Upon signing of this  addendum,  PacWest,  can, at their option and with the written agreement of the General  Partners,  make additional advances and the aggregate amount of cash loaned to the TMP Land Partnerships is not limited to a maximum of $2,500,000.

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

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: November 15, 2000

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