Form 10KSB
period 2000-12-31
TMP INLAND EMPIRE II LTD
filed 2001-04-06
CIK 885394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000 [ ] Transition report under Section 13 or 15 (d) of the Securities Exchange act of 1934. For the transition from _________to____________

COMMISSION FILE NO. 0-19963

TMP INLAND EMPIRE II, LTD.,
A CALIFORNIA LIMITED PARTNERSHIP
(Name of small business issuer in its charter)

CALIFORNIA                                                                                                  33-0311624
(State or other jurisdiction of                                                                             (I.R.S. Employer
incorporation or organization)                                                                              Identification No.)

801 N. PARKCENTER DRIVE, SUITE 235
SANTA ANA, CALIFORNIA                                                                              92705
(Address of principal executive offices)                                                                (Zip Code)

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
ITEM 1    DESCRIPTION OF BUSINESS

INTRODUCTION

TMP INLAND EMPIRE II, LTD., a California Limited Partnership (the “Partnership”), is a California Limited Partnership formed in August 1988, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the general partners (the “General Partners”). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the “Properties”) located primarily in San Bernardino County, California. A total of three properties were purchased. Two were sold and the proceeds distributed. The last remaining parcel (the “Property”) totaling 18.22 acres has been zoned commercial.

The Property will be held for investment, appreciation, and ultimate sale and/or improvement of all or a portion thereof either alone or in conjunction with a joint venture partner, or it may be traded for an income producing shopping center or apartment complex. If the Property or portions thereof is developed, the General Partners intend to hold and manage the same for the production of income until such time that they determine a sale would be in the best interests of the Partnership and its limited partners (the “Limited Partners”). Upon the sale of the Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership’s Agreement of Limited Partnership (the “Partnership Agreement”), the Partnership will be dissolved.

The Partnership has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the partners in the Partnership are governed by the Partnership Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which has been filed as an Exhibit to Form 10KSB for the year ended December 31, 2000.

DESCRIPTION OF LIMITED PARTNERSHIP UNITS - The Partnership Agreement authorizes the issuance and sale of Limited Partnership Units (“Unit(s)”) for all cash in multiples of $1,000 per Unit. A total of 7,250 Units are outstanding and it is not anticipated that any additional Units will be issued in the future. Outstanding Units are fully paid and nonassessable. Between August 1988 and January 1989, the Partnership sold an aggregate of 7,250 Units at a price of $1,000 per Unit, or an aggregate of $7,250,000.

THE RESPONSIBILITIES OF THE GENERAL PARTNERS - The General Partners have the exclusive management and control of all aspects of the business of the Partnership. On April 1,1998, PacWest Inland Empire, LLC (“PacWest”), a Delaware Limited Liability Company, entered into a management, administrative and consulting agreement (the Management Agreement) with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. The General Partners may, in their absolute discretion, acquire, mortgage, encumber, hold title to, pledge, sell, release, or otherwise dispose of real property and interests therein when and upon such terms as they determine to be in the best interest of the Partnership and employ such persons, including, under certain circumstances, affiliates of the General Partners, as they deem necessary for the efficient operation of the Partnership. It is provided, however, that the Limited Partners holding, in aggregate, more than 50% of the outstanding Units must consent to the sale of substantially all of the assets of the Partnership other than a sale occurring in the ordinary course of the Partnership’s business. The General Partners shall receive only such compensation as is provided in the Partnership Agreement.

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS - A Limited Partner’s capital contributed to the Partnership is subject to the risks of the Partnership’s business. Except as specifically provided in the Partnership Agreement, he is not permitted to take any part in the management or control of the business and he may not be assessed for additional capital contributions. Assuming that the Partnership is operated in accordance with the terms of the Partnership Agreement, a Limited Partner is not liable for the liabilities of the Partnership in excess of his capital contribution and share of his undistributed profits. Notwithstanding the foregoing, a Limited Partner is liable for any Distributions made to him if, after such Distributions, the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities, exclusive of liabilities of Limited Partners on account of their contributions, and liabilities for which recourse is limited to specific Partnership assets.

The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION - The Partnership will continue for a maximum period ending December 31, 2019, but may be dissolved at an earlier date, if certain contingencies occur. Prior to dissolution, Limited Partners may not withdraw from the Partnership but may, under certain circumstances, assign their Units to others. (See “Transferability of Units,” below.) The contingencies whereby the Partnership may be dissolved are as follows:

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

2. A Majority Vote of the total outstanding Units in favor of dissolution and termination of the Partnership; or

3. The removal of a General Partner, unless the remaining General Partners agree to continue the business of the Partnership, or if there is no remaining General Partner, a majority of the Limited Partners agree to continue the business of the Partnership and elect, by a Majority Vote of the total outstanding Units, one or more new General Partners to continue the Partnership business.

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

DISTRIBUTIONS, NET INCOME AND NET LOSS

ALLOCATION OF NET INCOME AND NET LOSS FROM OPERATIONS - Until such time that all Limited Partners have received allocations of net income from the Partnership equal to a 6% cumulative, but not compounded, preferred return on adjusted Capital Contributions (the “Preferred Return”), Net Income shall be allocated 99% to all Units, which will be further allocated among such Units on a pro rata basis, and 1% to the General Partners. Until such time that all Limited Partners have received distributions equal to their Capital Contributions plus their Preferred Return, Net Losses shall be allocated 99% to all Units, allocated among them on a pro rata basis, and 1% to the General Partners. Thereafter, partnership net income, net loss, and all items of the Partnership deduction and credit shall be allocated 15% to the General Partners and 85% to all Limited Partners, pro rata, according to the number of Units owned. The foregoing allocations are subject to certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”), as set forth in Section 4.5 of the Partnership Agreement.

ALLOCATION OF PROFITS AND LOSSES ON SALES OF PROPERTY - Profits and Losses on Sales of Property are allocated as set forth in Section 4.5(f) and 4.5(g), respectively, of the Partnership Agreement.

DISTRIBUTIONS - Distributions of Distributable Cash from Operations, if any, will be made annually within 90 days after the end of the Partnership’s fiscal year and shall be allocated 99% to the Limited Partners and 1% to the General Partners until the Limited Partners have received cumulative Distributions in an amount equal to their Capital Contributions plus their unpaid Preferred Return, after which time Distributions of Distributable Cash from Operations shall be allocated 85% to the Limited Partners and 15% to the General Partners. Except for Distributions on Dissolution described in Section 8.2 of the Partnership Agreement, Distributions of Cash from Sale or Refinancing of Partnership Properties shall be distributed to the Partners at such times as the General Partners shall determine in the same manner as Distributions of Distributable Cash from Operations. The General Partners have the right to use Cash from the Sale or Refinancing of Partnership Properties to pay seller financed debt without making a Distribution to Partners; provided, however, that sufficient funds, if available, shall be distributed to the Limited Partners to pay any resulting state or federal income tax, assuming that all such Limited Partners are in a 28% tax bracket.

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

The purchase of property to be developed or constructed is subject to more risks than is involved in the purchase of property with an operating history. In the event the General Partners decide to develop the Properties, the Partnership will be subject to the risk that there may be unanticipated delays in, or increases in costs of, development and construction as a result of factors beyond the control of the General Partners. These factors may include, among others, strikes, adverse weather, material shortages, and increases in the cost of labor and materials. Such factors can result in the increased cost of a project and corresponding depletion of the Partnership’s working capital and reserves, or loss of the Partnership’s investment as a result of foreclosure by a construction or other lender. Additional risks may be incurred where the Partnership makes periodic progress payments or other advances to the builders prior to completion of the construction. It should also be noted that the development of unimproved real property is a time-consuming process that often involves governmental approval of site and development plans, environmental studies and reports, traffic studies, and similar items.

The Partnership may enter into joint ventures in order to accomplish the development of the Properties. Such transactions may create risks not otherwise present. For example, the joint venturer’s investment objectives may be inconsistent with the investment objectives of the partnership.

If the Partnership develops the Properties, either alone or in conjunction with joint venture partners, construction arrangements will be made at that time. As of the date of this Form 10-KSB, no arrangements have been entered into or negotiated with any person for the development of any of the Properties.

If the Partnership requires a loan to finance pre-development or development activities, or to pay off or refinance an existing loan on a given property, the availability and cost of such a loan is uncertain due to money market fluctuations. The General Partners are unable to predict the effects of such fluctuations on the Partnership. Money market conditions which may exist if and when the Partnership seeks to obtain any financing with respect to the Partnership for development or other purposes may make such financing difficult or costly to obtain and may have an adverse effect on the Partnership’s ability to develop the Properties. Additionally, such conditions may also adversely affect the ability of the Partnership to sell the Properties when a sale is determined to be in the best interests of the Partnership, and may affect the terms of any such sale.

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

GOVERNMENTAL POLICIES

The Partnership’s pre-development and development plans for the Property, as well as the value of the Property, are dependent in large part on governmental action. The following is a partial list of some, but not all, of the potential problems that could arise due to governmental action or inaction.

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

GROWTH INITIATIVES - Many counties and cities in California have been subject to so called “slow growth” initiatives that could seriously affect the ability to timely develop properties located within a county or city passing such an initiative. Although no such initiatives are currently pending, such an initiative could adversely affect the use or value of those Properties located within such county or city.

PROPERTY TAX REFORM AND RENT CONTROL - Statewide property tax reform has reduced real property taxes in California. However, subsequently enacted statewide implementing legislation may cause real property taxes in California to increase at a more rapid rate than previously experienced and legislation enacted in certain municipalities in response to the statewide reform requires owners of real property to pass through property tax savings to residential and certain commercial tenants by various means, including rent reduction. It is also possible that legislation at the state or local level may be enacted in California that may include some form of rent control applicable to the Partnership. In addition, certain fees and charges associated with the acquisition and ownership of real property in California have been increased to offset decreases in local revenue resulting from the property tax reduction.

OTHER GOVERNMENTAL INTERVENTION - There can be no assurance that there will be no governmental intervention with respect to the Properties that would adversely affect the use or value of the Properties. For example, building moratoriums changes in general or specific plans, downzoning of the Properties, unanticipated environmental regulation, and special assessment district development fees could impair the value of the Properties owned by the Partnership.

ENVIRONMENTAL

The Partnership may be required in certain instances to obtain environmental impact, biological impact or other similar reports prior to development of the Property. Such reports may indicate conditions which make it more expensive (or in rare cases, impossible) to develop a Property in a manner anticipated by the Partnership, or may cause delays in the development of a Property. If hazardous materials contaminate a Property, the Partnership could incur substantial clean up costs under federal, state and local laws, which could adversely affect the investment results of the Partnership.

The General Partners know of no environmental conditions on the Property that would adversely affect the investment results of the Partnership.

EMPLOYEES

The Partnership has no employees. Management of the Partnership is provided by the General Partners.

See Item 10 "Directors and Executive Officers" for information about the General Partners.

ITEM 1(D)
FOREIGN OPERATIONS

The Partnership has no foreign operations in foreign countries.

ITEM 2.    DESCRIPTION OF PROPERTIES

The Partnership had acquired a total of three properties. All of the Properties were in the area of Southern California known as the “Inland Empire.” While no fixed geographical boundary identifies the Inland Empire, the General Partners consider the Inland Empire to include most of the western portion of Riverside and San Bernardino counties and to be roughly bounded by the cities of Corona on the west, the Coachella Valley (Palm Springs area) on the east, the City of Victorville on the north and Temecula/Murrieta (formerly Rancho California) on the south. The Property is in the City of Fontana, County of San Bernardino.

The Partnership owns or has owned the following properties:

Property     Date Purchased    Purchase Price    Date Sold         Sales Price
--------     --------------    --------------    ---------         -----------
Rialto I     11-04-88          $1,505,000        01-04-89          $2,250,000
Rialto II    11-22-88          $  827,000        09-22-89          $1,500,000
Fontana 1    10-28-88          $3,200,000        *                 *

* The Fontana parcel is owned by the Partnership as of December 31,2000. It includes approximately 18.22 acres located at Baseline Avenue and Village Center Drive in Fontana, California and is zoned for commercial use.

ITEM 3.    LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2000.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2000, there were approximately 582 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1996 – 2000.

CASH DISTRIBUTIONS

No cash distributions were paid to the Limited Partners during the fiscal years ended December 31, 1999 and 2000. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1996 - 2000, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

(UNAUDITED)
YEARS ENDED DECEMBER 31
(Not Covered by Independent Auditor's Report)

                        2000       1999        1998        1997         1996
                        -----      ----        ----        ----         ----

Total Income ......$      5,667 $     1,000 $         3 $       243 $        74
                   =========== =========== =========== =========== ============
Net Loss ..........$   (57,003)$   (45,810)$   (43,201)$   (16,562)$ (2,660,344)
                   =========== =========== =========== =========== ============
Net Loss per Unit* $     (7.86)$     (6.32)$     (5.96)$     (2.28)$    (366.94)
                   =========== =========== =========== =========== ============
Cash distribution
 per Unit*         $      --   $      --   $      --   $      --   $       --
                   =========== =========== =========== =========== ============
Total assets ......$ 1,273,215 $ 1,044,104 $ 1,034,390 $ 1,008,115 $  1,023,477
                   =========== =========== =========== =========== ============

*(Based on 7,250 Units outstanding at December 31, 1996-2000)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that the Partnership’s management believes is relevant to an assessment and understanding of the Partnership’s results of operations and financial condition. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

This Report 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by that section. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the features, benefits and advantages of the Partnership’s property regarding matters that are not historical are forward-looking statements. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in “Risk Factors” sections of this report. The Partnership’s actual future results could differ materially from those projected in the forward-looking statements. The Partnership assumes no obligation to update the forward-looking statements.

Readers are urged to review and consider carefully the various disclosures made by the Partnership in this Report, which attempts to advise interested parties of the risks and factors that may affect the Partnership's business, financial condition and results of operations.

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2000 and 1999.

During the period from inception through December 31, 1988, the Partnership was engaged primarily in the sale of Units of Limited Partnership Interest (“Units”) and the investment of the subscription proceeds to purchase parcels of unimproved real property. The Partnership sold two properties during 1989 for a gross profit, net of acquisition, carrying and selling costs, of $1,028,844. Other revenues received during, 1996-1998 consisted primarily of interest income earned on funds held.

The Partnership recognized losses in 1996 due to the write-down in value of the Property. The decline in land value was due mainly to the downturn in Southern California’s real estate market.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2000 and 1999

The Partnership recognized $1,000 of revenues during the year ended December 31,1999 relating to the rental of the property for a fireworks display. Partnership revenues during the year ended December 31, 2000 consisted of $1,000 of revenue for the rental of the property for a fireworks display and $4,667 of interest income was recognized on funds held in reserve. No properties were sold during the periods presented.

Investing activities for the years ended December 31, 2000 and 1999 used approximately $56,845 and $13,300 respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Financing activities for the year ended December 31, 2000 provided $400,000, relating to proceeds received on the note payable entered into in July 2000.

Total expenses for the year ended December 31, 2000 compared with the year ended December 31, 1999, increased by $15,860 due primarily to increases in Accounting & Financial Reporting and Outside Professional Services. Accounting & Financial Reporting increases are directly related to the timing of the costs incurred to prepare, review, and file the appropriate financial information for the Partnership. Outside Professional Services increased by $8,619 primarily related to costs incurred to compile, send and administer a proxy statement sent to all partners relating to the sale of the Property by the Partnerships’ investor relations’ service provider. All these increases were partially offset by a decrease in General and Administrative Expenses of $3,006 due to reductions in office supplies, postage & copies and Interest Expense. Interest Expense decreased by $1,533 pursuant to the Financing Agreement with PacWest entered into April 1, 1998.

The Partnership had one property at December 31, 2000.

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

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. Interest accrues at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000.

In March 1998, the General Partners entered into the Financing Agreement with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and the TMP Land Partnerships. PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to distributions from the General Partners; referred to as a “distribution fee” as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the General Partners. A portion of these funds will be loaned to the Partnership at 12%

simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and the funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, reduction of existing debt, property taxes in arrears, appropriate entitlement costs and partnership operations.

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest is paid an annual fee of $3,972 for its administrative services.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

(I)     For the fiscal years ended December 31, 2000 and 1999:

                                                                       Page No.

         Report of Independent Auditors                                15

         Balance Sheets as of December 31, 2000 and 1999               16

         Statements of Operations for the years ended
         December 31, 2000 and 1999                                    17

         Statements of Partners' Capital for the years ended
         December 31, 2000 and 1999                                    18

         Statements of Cash Flow for the years ended
         December 31, 2000 and 1999                                    19

         Notes to Financial Statements                                 20 - 24

         Financial Statement Schedules                                 25,26

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require  submission of the schedule,  or because the  information  required is included in the Financial  Statements  and
Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire II, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire II, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire II, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 17, 2001

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership

Balance Sheets
December 31, 2000 and 1999

                                                          2000            1999
                                                          ----            ----

                                     Assets

Cash .............................................     $  175,940    $    3,674
Investment In Unimproved Land, net (Note 1) ......      1,097,275     1,040,430
                                                       ----------     ----------

   Total Assets ..................................     $1,273,215    $1,044,104
                                                       ==========     ==========

                        Liabilities and Partners' Capital

Accounts Payable .............................         $    8,145    $        0
Due to Affiliates (Note 5 and 6) .............              4,531       126,562
Note Payable (Note 7) ........................            400,000             0
Commission Payable to Affiliate (Note 6) .....             90,000        90,000
Franchise Tax Payable ........................                800           800
                                                       ----------     ----------

             Total Liabilities ...............            503,476       217,362
                                                       ----------     ----------

General Partners .............................            (56,885)      (56,315)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding .................            826,624       883,057
                                                       ----------     ----------

             Total Partners' Capital .........            769,739       826,742
                                                       ----------     ----------

Total Liabilities and Partners' Capital ......         $1,273,215    $1,044,104
                                                       ==========     ==========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership

Statements of Operations
For the Years Ended December 31, 2000 and 1999

                                                          2000            1999
                                                          ----            ----
Income
         Interest ................................      $  4,667       $      0
         Other ...................................         1,000          1,000
                                                        --------       ---------

Total Income .....................................         5,667          1,000
                                                        --------       ---------

Expenses
         Accounting & Financial Reporting ........        28,937         17,156
         Outside Professional Services ...........        20,381         11,763
         General & Administrative ................         3,662          6,668
         Interest ................................         8,890         10,423
                                                        --------       ---------

Total Expenses ...................................        61,870         46,010
                                                        --------       ---------

Loss Before Income Taxes .........................       (56,203)       (45,010)

State Franchise Tax ..............................           800            800
                                                        --------       ---------

Net Loss .........................................      $(57,003)      $(45,810)
                                                        ========       =========

Allocation of Net Loss (Note 4)

       General Partners, in the Aggregate ........      $   (570)      $   (458)
                                                        ========       =========

       Limited Partners, in the Aggregate ........      $(56,433)      $(45,352)
                                                        ========       =========

       Limited Partners, per Equity Unit .........      $  (7.78)      $  (6.26)
                                                        ========       =========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership

Statements of Partners' Capital
For the Years Ended December 31, 2000 and 1999

                                General      Limited
                                Partners     Partners     Total
                                --------     --------     -----

Partners' Capital (Deficit),    $ (55,857)   $ 928,409    $ 872,552
December 31, 1998
Net Loss for 1999 ..............     (458)     (45,352)     (45,810)
                                ---------    ---------    ---------

Partners' Capital (Deficit),    $ (56,315)   $ 883,057    $ 826,742
December 31, 1999
Net Loss for 2000 ..............     (570)     (56,433)     (57,003)
                                ---------    ---------    ---------

Partners' Capital (Deficit),    $ (56,885)   $ 826,624    $ 769,739
December 31, 2000               =========    =========    =========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership

Statements of Cash Flows
For the Years Ended December 31, 2000 and 1999

                                                           2000          1999
                                                    -----------    ----------

Cash Flows from Operating Activities:

Net Loss ..........................................   $ (57,003)   $ (45,810)
Adjustments to Reconcile Net Loss to Net Cash
    (Used In) Provided By Operating Activities:
       (Decrease) Increase in Due to Affiliates ...    (122,031)      55,524
       Increase in Accounts Payable ...............       8,145            0
       Decrease in Prepaid Expenses ...............           0        6,880
                                                      ---------    ---------
          Net Cash (Used In) Provided By
            Operating Activities ..................    (170,889)      16,594
                                                      ---------    ---------

Cash Flows from Investing Activities:

       Increase in Investment in Unimproved Land ..     (56,845)     (13,295)
                                                      ---------    ---------

          Net Cash Used In Investing Activities ...     (56,845)     (13,295)
                                                      ---------    ---------

Cash Flows from Financing Activities:

       Borrowings on Note Payable .................     400,000            0
                                                      ---------    ---------

          Net Cash Provided By Financing Activities     400,000            0
                                                      ---------    ---------

Net Increase In Cash ..............................     172,266        3,299

Cash, Beginning of Period .........................       3,674          375
                                                      ---------    ---------

Cash, End of Period ...............................   $ 175,940    $   3,674
                                                      =========    =========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes ...............................   $     800    $     800
                                                      =========    =========

Cash Paid for Interest ............................   $  44,513    $     215
                                                      =========    =========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire II, Ltd. (the Partnership) was organized in 1988 in accordance with the provisions of the California

Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California

Accounting Method - The Partnership’s policy is to prepare its financial statements on the accrual basis of accounting.

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

Cash, Cash Equivalents and Credit Risk – The Partnership considers all unrestricted highly liquid investments purchased with maturities of three months or less to be cash equivalents. The carrying value of cash equivalents approximates fair value. The Partnership maintains its cash accounts at institutions that are insured by the Federal Deposit Insurance Corporation. At times, the Partnership may maintain cash balances that exceed the insurance limits of $100,000 per bank. However, the Partnership considers its credit risk associated with cash and cash equivalents to be minimal.

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

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 1 - General and Summary of Significant Accounting Policies (continued)

Income Taxes – The entity is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

Note 2 - Organization of the Partnership

On July 26, 1988, the Partnership was formed with TMP Properties (A California General Partnership) and TMP Investments, Inc. (A California Corporation) as the general partners (“General Partners”). The partners’ of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel. William O. Passo and Anthony W. Thompson were the shareholders of TMP Investments, Inc. until October 1, 1995, when they sold their shares to TMP Group, Inc. and then became the shareholders of TMP Group, Inc.

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

Note 3 - Partners' Contributions

The Partnership offered for sale 7,250 units at $1,000 each to qualified investors. As of December 31, 1989, all 7,250 units had been sold for total limited partner contributions of $7,250,000. There have been no contributions made by the General Partners. As described in Note 1, syndication costs have been recorded as a reduction in partners’ capital.

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

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 5 - Agreements with PacWest

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement.

In addition, PacWest has agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000. Loan proceeds will be allocated among the TMP Land Partnerships, based on partnership needs, from recommendations made by PacWest, and under the approval and/or direction of the general partners. A portion of these funds will be loaned to the Partnership at 12% simple interest beginning April 1, 1998. The borrowings are secured by the Partnership’s properties, and funds will be loaned, as needed, in the opinion of the General Partners. These funds are not to exceed 50% of the 1997 appraised value of the properties, and will primarily be used to pay for on-going property maintenance, pay down existing debt, back property taxes and appropriate entitlement costs.

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000.

As of December 31, 2000 the TMP Land Partnerships owe PacWest approximately $2,856,000, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 5 - Agreements with PacWest (continued)

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 2000 and December 31, 1999, the Partnership has a payable of $0 and $122,031, respectively, including interest, to PacWest related to the aforementioned agreements.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

Note 6 - Related Party Transactions

Syndication costs (see Notes 1 and 3) netted against partners’ capital contributions include $725,000 of selling commissions paid in prior years to TMP Capital Corp. for the sale of partnership units of which a portion was then paid to unrelated registered representatives. William O. Passo and Anthony W. Thompson were the shareholders of TMP Capital Corp. until October 1, 1995, when they sold their shares to TMP Group, Inc.

Investment in unimproved land includes acquisition fees of $198,874 paid in prior years to TMP Properties, TMP Investments, Inc., and the General Partners, for services rendered in connection with the acquisition of the properties.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2000 and 1999

Note 6 - Related Party Transactions (continued)

As of December 31, 2000 and 1999 the Partnership had a payable of $4,531 to the General Partners and an affiliated company.

As of December 31, 2000 and 1999, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2000.

Note 7 - Note Payable

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment was due on August 1, 2000 in the amount of $2,580 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000. As of December 31, 2000, $22,581 of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE II, LTD
(A California Limited Partnership)
Schedule II - Real Estate and Accumulated Depreciation
(Schedule XI, Rule 12-28, for SEC Reporting Purposes
For the Year Ended December 31, 2000

COLUMN                A           B          C         D            E            F            G            H             I

                                                 COSTS CAPITALIZED
                                                     SUBSEQUENT
                                                   TO ACQUISITION    Gross
                                                   --------------   amount at                                         Estimated
                                    Initial            Carrying  which Carried Accumulated   Date of       Date     Depreciable
Description of Assets  Encumbrances  Cost    Improvement Cost    at Year-End   Depreciation Construction   Acquired     Life
--------------------------------------------------------------------------------------------------------------------------------

Unimproved land -       $400,000  $3,427,133  $  -0-  $ 329,757 $ 3,756,890       -0-          N/A        10/28/88
 Fontana, CA             =======   =========     ===    =======   =========       ===
N/A

                                     Less valuation allowance:    $  2,659,615
                                                                  ------------
                                     Net carrying value           $  1,097,275
                                                                  ============

Reconciliation of carrying amount
---------------------------------
Beginning balance                    $  1,040,430
Additions:  Carrying Costs                 56,845
                                      -----------
Ending balance                       $  1,097,275
                                      ===========

TMP INLAND EMPIRE II, LTD
(A California Limited Partnership)
Schedule II - Real Estate and Accumulated Depreciation
(Schedule XI, Rule 12-28, for SEC Reporting Purposes
For the Year Ended December 31, 1999

COLUMN                A         B              C              D            E               F             G           H      I

                                            COSTS CAPITALIZED
                                              SUBSEQUENT              Gross
                                            TO ACQUISITION            amount at                                           Estimated
                                      Initial              Carrying which Carried  Accumulated     Date of       Date     Depreciable
Description of Assets  Encumbrances  Cost   Improvement  Cost    at Year-End   Depreciation  Construction   Acquired      Life

Unimproved land -
Fontana, CA               $ -0-     $3,427,133  $   -0-   $  272,912      $3,700,045       -0-      N/A        10/28/88
                          =====     ==========  =======   ==========      ==========
N/A

                                          Less valuation allowance:   $2,659,615
                                                                      ----------
                                          Net carrying value ......   $1,040,430
                                                                      ==========

Reconciliation of carrying amount

Beginning balance ...........................  $1,027,135

Additions:  Carrying Costs ..................      13,295
                                               ----------

Ending balance ..............................  $1,040,430
                                               ==========

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no employees and no directors or executive officers. Management of the Partnership is provided by the General Partners. On April 1, 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relation’s services for the Partnership.

TMP Properties, a California general partnership, and TMP Investments, Inc., a California Corporation, are the General Partners of the Partnership. TMP Properties was formed on July 14, 1978. TMP Properties’ principal business has been the acquisition of undeveloped land and the coordination of activities necessary to add value to such land, primarily through the predevelopment process. It has syndicated numerous private real estate limited partnerships, and eleven public real estate limited partnerships. All of the properties purchased by such partnerships were located in the State of California except for one (an office building), which was located in Oklahoma City, Oklahoma. Each of such limited partnerships involved a specified real property program in which TMP Properties was the general partner. The general partners of TMP Properties are William O. Passo, Anthony W. Thompson and Scott E. McDaniel.

The individual partners of TMP Properties are listed below, together with information regarding their employment experience and background.

TMP Investment Inc., a California Corporation, was formed on December 12, 1984. TMP Investments Inc. has served in the capacity of a co-General Partner in all of the TMP sponsored programs since December 1984. In 1993, TMP Investments Inc. began serving as sole General Partner in all TMP sponsored partnerships. TMP Investments Inc. has been and will continue to be engaged in asset management, real estate accounting, budgetary services, and partnership management on behalf of existing limited partnerships and limited partnerships, which it sponsors in the future. The shareholders of TMP Investments, Inc. were William O. Passo, Anthony W. Thompson, and Scott E. McDaniel until September 1993, when Mr. McDaniel sold his share of TMP Investments Inc. to Mr. Passo and Mr. Thompson.

WILLIAM O. PASSO, 59, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (d.b.a. TMP Management), a property management company, an officer of TMP Capital Corp.; a NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 54, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 54 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (August 15, 1988) through the fiscal year ended December 31, 2000, the Partnership paid fees to the General Partners for various services in the amount of $76,887 of which none was paid during the year ended December 31, 2000. In addition, the General Partners received collectively $39,787 as their share of partnership distributions. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, the Partnership had 7,250 units of Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2000 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                                  Number of       Percent of
Name of Beneficial Owner                          Units           Class
------------------------                          --------        ---------

William O. Passo .................................20              0.276%

Anthony W. Thompson ..............................58              0.800%

All officers, directors and ......................78              1.076%
general partners as a group
(2 persons, including the above)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (August 15, 1988) through the fiscal year ended December 31, 2000. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                               Amount Paid from
Form of Compensation                                           Formation through
and Recipient             Description of Payment               December 31, 2000
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
Allocation of Each        allocations of Net Income, Net Loss and
Material Item             Distributions of Distributable Cash
(General Partners)        from Operations and of Cash from Sale
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
Commission                the sale of Properties, which are equal
(General Partners or      to the lesser of:  (I) 3% of the gross
an Affiliate)             sales price of Properties; equal to
                          one-half the normal and competitive
                          rate charged by unaffiliated parties,
                          but payment shall be subordinated to a
                          return of all Limited Partners' Capital
                          contributions, plus a cumulative,
                          Non-compounded return of 6% per annum
                          on their Adjusted Capital Contributions.

SUMMARY OF COMPENSATION. In summary, the Partnership paid securities brokerage commissions for services performed by TMP Capital Corp. in the sale of the Units in the amount of $725,000 (including due diligence fees) and reimbursed the General Partners for expenses incurred in organizing the Partnership and documenting the offering in the amount of $30,057. The General Partners also received Property Acquisition Fees and real estate brokerage commissions in the amounts set forth above, and were reimbursed for out of pocket expenditures made in connection with the acquisition and carrying costs for the Properties or studies related thereto. In accordance with the Partnership Agreement, during the operating stage, the Partnership will pay the General Partners an annual Partnership Management Fee for managing the Partnership equal to 1/4 of 1% of the cost of the Properties, payable annually in advance with respect to each Property until such time as the Properties are sold or improvement of the land commences; provided such fee, in the aggregate, shall not exceed 2% of the cost of the Properties. At such time, if at all, that the Properties, or any of them, are developed, the General Partners will receive leasing commissions as described above, and a property management fee in an amount up to 5% of the gross property revenues, but not to exceed the competitive rate charged by nonaffiliated persons providing similar services. The General Partners have a 1% interest in all allocations of Partnership Net Income until the Limited Partners have received allocations of Net Income equal to a cumulative, noncompounded return of 6% on their Adjusted Capital Contributions (the “Preferred Return”); and thereafter, the General Partners will have a 15% interest in all Partnership allocations of Net Income, Distributions of Distributable Cash from Operations, and Cash from Sale or Refinancing of Partnership Property and the Limited partners will have an 85% interest therein. Net Losses will be allocated to the partners with positive Capital Accounts, in accordance with the ratio of their positive Capital Account balances until no partner has a positive Capital Account; and thereafter, Net Losses will be allocated 100% to the General Partners. If the General Partners or an affiliate provide a substantial amount of services with respect to the sale of a Partnership Property, the General Partners or an affiliate may receive a real estate commission in an amount up to one-half of the amount of competitive real estate commissions, not to exceed 3% of the sales price of such Property. Both the 15% General Partners’ participation and the Partners’ real estate commission are subordinated to a return of all Limited Partners’ Capital Contribution plus a cumulative, non-compounded return of 6% per annum on their Adjusted Capital contributions.

Thus, only after the Limited Partners have recovered their Capital Contributions plus the cumulative 6% return discussed above, will the General Partners’ allocation of Distributions of Distributable Cash from Operations and Cash from Sale or Refinancing of Partnership Property exceed a nominal 1% ownership interest therein. Such allocation provides built-in incentive for the General Partners to seek the optimum performance from the Properties.

The above discussion relating to the Partnership Management fees and leasing and property management fees as provided by the Partnership Agreement is superceded by the Financing Agreement with PacWest in April 1998. Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration. PacWest receives a management fee from the Partnership and provides overall management, administrative, and consulting services.

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest from its relationship with the General Partners. These conflicts include, but are not limited to:

CONFLICTS IN GENERAL. The interests for the Limited Partners may be inconsistent with those of the General Partners or their Affiliates when the General Partners must make policy decisions on behalf of the Partnership. The General Partners, for instance, might not desire to sell a Property when a sale would be advantageous to the Limited Partners because of the General Partner’s interest in Distributions of Distributable Cash from Operations and Net Proceeds from the Sale or Refinancing of the Property. Subject, in certain circumstances, to the approval of the holders of a majority or other specified voting percentage of the Units, the General Partners will have the discretion as to when to sell a Property or portion thereof. The timing of the sale of a Property or any portion thereof and the terms on which such sale will be made may result in a conflict of interest. Furthermore, the sale of a Property may result in the recognition of substantial taxable gain to the General or Limited Partners in different ratios depending upon the timing of such sale. Accordingly, the decisions as to when to sell a Property may be advantageous to the General Partners and disadvantageous to the Limited Partners, or vice versa. The General Partners in any event will be compelled to make any decisions with respect to the sale or retention of a Property based upon the best interests of the a Partnership and its Limited Partners because of the fiduciary duty which they owe to the Limited Partners.

AVAILABILITY OF MANAGEMENT SERVICE. Under the Partnership Agreement, the General Partners are obligated to devote as much time as they, in their sole discretion, deem to be reasonably required for the proper management of the Partnership and its assets. The General Partners believe that they have the capacity to discharge their responsibilities to the Partnership notwithstanding participation in other investment programs and projects. In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relation’s services for the Partnership.

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)    For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2000.

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
Date: March 17, 2001

            TMP Inland Empire II, Ltd.
            A California Limited Partnership

            By: TMP Investments, Inc., a California Corporation, as Co-General
                Partner

            By:___/S/WILLIAM O PASSO____
            William O. Passo, President

            By:___/S/ANTHONY W THOMPSON_____
            Anthony W. Thompson, Exec. VP

            By: TMP Properties, a California General Partnership, as Co-General
                Partner

            By:____/S/WILLIAM O PASSO____
            William O. Passo, General Partner

            By:____/S/ANTHONY W THOMPSON____
            Anthony W. Thompson, General Part  ner

            By:____/S/SCOTT E MCDANIEL____
            Scott E. McDaniel, General Partner

            By: JAFCO, Inc., a California Corporation, as Chief Accounting
                Officer

            By:____/S/JOHN A FONSECA____
            John A. Fonseca, President