Form 10QSB
period 2001-03-31
TMP INLAND EMPIRE II LTD
filed 2001-05-15
CIK 885394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2001
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

[/TABLE]
The following Financial Statements are filed as a part of this form 10-QSB: Balance Sheets as of March 31, 2001 and December 31, 2000, Statements of Operations for the three months ended March 31, 2001 and 2000, and Statements of Cash Flows for the three months ended March 31, 2001 and 2000.
[/TABLE]
The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2001 and 2000, (b) the financial position at March 31, 2001 and (c) the cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.
[/TABLE]

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                      March 31,     December 31,
                                                        2001            2000
                                                    (unaudited)
                                                   -------------      --------
                                     Assets

Cash ............................................. $   154,058      $   175,940
Prepaid Expenses .................................       2,096                0
Investment In Unimproved Land, net (Note 1) ......   1,110,743        1,097,275
                                                   -----------      -----------

   Total Assets .................................. $ 1,266,897      $ 1,273,215
                                                   ===========      ===========

                        Liabilities and Partners' Capital

Accounts Payable .............................     $     2,675      $     8,145
Due to Affiliates (Note 5 and 6) .............           4,717            4,531
Commission Payable to Affiliate (Note 6) .....          90,000           90,000
Property Taxes Payable .......................           1,678                0
Note Payable (Note 7) ........................         400,000          400,000
Franchise Tax Payable ........................           1,600              800
                                                   -----------      -----------

             Total Liabilities ...............         500,670          503,476
                                                   -----------      -----------

General Partners .............................         (56,920)         (56,885)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding .................         823,147          826,624
                                                   -----------      -----------

             Total Partners' Capital .........         766,227          769,739
                                                   -----------      -----------

Total Liabilities and Partners' Capital ......     $ 1,266,897      $ 1,273,215
                                                   ===========      ===========

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                    ----------      ----------

Income
     Other .......................................   $  1,100       $      0
     Interest ....................................      1,964              0
                                                     --------       --------

Total Income .....................................      3,064              0
                                                     --------       --------

Expenses

     Accounting & Financial Reporting ...........       4,298          9,010
     Outside Professional Services ...............      1,315          8,608
     General & Administrative ...................         163          4,338
     Interest ....................................          0          3,495
                                                     --------       --------

Total Expenses ...................................      5,776         25,451
                                                     --------       --------

Loss Before Taxes ................................     (2,712)       (25,451)

     State Franchise Tax .........................        800            800
                                                     --------       --------

Net Loss .........................................   $ (3,512)      $(26,251)
                                                     ========       ========
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate ..........   $    (35)      $   (263)
                                                     ========       ========

     Limited Partners, in the Aggregate ..........   $ (3,477)      $(25,988)
                                                     ========       ========

     Limited Partners, per Equity Unit ...........   $   (.48)      $  (3.58)
                                                     ========       ========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                             Statements of Cash Flows
                                   (Unaudited)

                                                            Three months ended
                                                           March 31,   March 31,
                                                             2001        2000
                                                         -----------  ----------

Cash Flows from Operating Activities:

Net Loss .............................................   $  (3,512)   $ (26,251)
                                                         ---------    ---------

Adjustments to Reconcile Net Loss to Net Cash
    (Used In) Provided By Operating Activities:
       Increase in Due to Affiliates .................         186       24,840
       Increase in Prepaid Assets ....................      (2,096)           0
       Increase in Property Taxes Payable ............       1,678        1,756
       (Increase) Decrease in Accounts Payable .......      (5,470)       2,055
       Increase in Franchise Tax Payable .............         800          800
                                                         ---------    ---------
          Net Cash (Used In)
                     Provided By Operating Activities       (8,414)       3,200
                                                         ---------    ---------

Cash Flows from Investing Activities:
       Increase in Investment in Unimproved Land .....     (13,468)      (3,253)
                                                         ---------    ---------

          Net Cash Used In Investing Activities ......     (13,468)      (3,253)
                                                         ---------    ---------

Net Decrease in Cash .................................     (21,882)         (53)

Cash, Beginning of Period ............................     175,940        3,674
                                                         ---------    ---------

Cash, End of Period ..................................   $ 154,058    $   3,621
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes ..................................   $       0    $       0
                                                         =========    =========

Cash Paid for Interest ...............................   $  12,000    $  13,875
                                                         =========    =========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
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
March 31, 2001
(Unaudited)

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
March 31, 2001
(Unaudited)

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and 1 percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6 percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the General Partners. There were no distributions in 2001 or 2000.

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

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

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
March 31, 2001
(Unaudited)

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2001 and December 31, 2000, the Partnership has a payable of $186 and $0, respectively, including interest, to PacWest related to the aforementioned agreements.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2001
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

As of March 31, 2001 and December 31, 2000 the Partnership had a payable of $4,531 to the General Partners and an affiliated company.

As of March 31, 2001 and December 31, 2000, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2001 and December 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2001.

Note 7 - Note Payable

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment was due on August 1, 2000 in the amount of $2,580 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000. As of March 31, 2001 and December 31, 2000, $34,581 and $22,581 of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
March 31, 2001

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2000.

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

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
March 31, 2001

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 2001 and 2000

The Partnership recognized $1,100 of revenues during the period ended relating to the rental of the property for a fireworks display. In addition, $1,964 of interest income was recognized during the same three-month period. No revenues were recognized during the period ended March 31, 2000.

Investing activities for the periods ended March 31, 2001 and 2000 used $13,468 and $3,253 respectively, most of which was used to pay development and carrying costs of the unimproved land held for investment.

Total expenses for the period ended March 31, 2001 compared with the period ended March 31, 2000, decreased by $19,675 due primarily to decreases in Accounting & Financial Reporting, Outside Professional Services, General & Administrative and Interest Expense. Accounting & Financial Reporting decreases are directly related to the timing of the costs incurred to prepare, review, and file the appropriate financial information for the Partnership. Outside Professional Services decreased by $7,293 primarily related to costs incurred to compile, send and administer a proxy statement sent to all partners during the period in 2000 relating to the sale of the Property by the Partnerships’ investor relations’ service provider. General and Administrative Expenses decreased by $4,175 due to reductions in office supplies, postage & copies. Interest Expense decreased by $3,495 due to a decrease in the amount owed to Pac West.

The Partnership had one property at March 31, 2001.

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

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
March 31, 2001

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

As of March 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,075,400, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment). PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

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

Date: May 11, 2001

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

         By:       \s\ Scott E. McDaniel
         -------------------------------------
         Scott E. McDaniel Partner

         By:    JAFCO, Inc., A California Corporation as Chief Accounting
                Officer

         By:      \s\ John A. Fonseca
         -------------------------------------
         John A. Fonseca, President
The balance sheet presented as of December 31, 2000 has been derived from the financial statements that have been audited by the Partnership’s independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership’s Form 10-KSB.