Form 10QSB
period 2001-06-30
TMP INLAND EMPIRE II LTD
filed 2001-08-14
CIK 885394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001
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

Balance Sheets as of June 30, 2001 and December 31, 2000, Statements of Operations for the three and six months ended June 30, 2001 and 2000, and Statements of Cash Flows for the six months ended June 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2001 and 2000, (b) the financial position at June 30, 2001 and (c) the cash flows for the six months ended June 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                           June 30,         December 31,
                                             2001              2000
                                         (unaudited)         (audited)
                                         ------------       -----------
                                     Assets

Cash                                   $    132,043        $   175,940
Investment In Unimproved Land,
net (Note 1)                              1,125,945          1,097,275
                                       ------------        -----------

   Total Assets                        $  1,257,988        $ 1,273,215
                                       ============        ===========

                        Liabilities and Partners' Capital

Accounts Payable                       $      2,602        $     8,145
Due to Affiliates (Note 5 and 6)              4,611              4,531
Commission Payable to Affiliate
(Note 6)                                     90,000             90,000
Note Payable (Note 7)                       400,000            400,000
Franchise Tax Payable                           800                800
                                       ------------        -----------

             Total Liabilities              498,013            503,476
                                       ------------        -----------

General Partners                           (56,983)           (56,885)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                816,958            826,624
                                       ------------        ------------

             Total Partners' Capital        759,975            769,739
                                       ------------        ------------

Total Liabilities and Partners'
Capital                                $  1,257,988        $ 1,273,215
                                       ============        ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                            Three Months Ended

                                          June 30,         June 30,
                                            2001              2000
                                         ----------       ----------

Income
     Other                             $          0        $     1,000
     Interest                                 1,372                  0
                                       ------------        -----------

Total Income                                  1,372              1,000
                                       ------------        -----------

Expenses
     Accounting & Financial Reporting         4,364              4,775
     Outside Professional Services            3,209              2,481
     General & Administrative                    50                752
     Interest                                     0              4,506
                                       ------------        -----------

Total Expenses                                7,623             12,514
                                       ------------        -----------

Loss Before Taxes                            (6,251)           (11,514)

     State Franchise Tax                          0                  0
                                       ------------        -----------

Net Loss                               $     (6,251)       $   (11,514)
                                       =============       ===========
 Allocation of Net Loss (Note 4)

   General Partners, in the Aggregate  $       (63)       $       (115)
                                       ============       ===========

   Limited Partners, in the Aggregate  $    (6,188)       $    (11,399)
                                       ============       ============

   Limited Partners, per Equity Unit   $      (.85)       $      (1.57)
                                       ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                              Six Months Ended
                                          June 30,           June 30,
                                             2001           2000
                                       ------------      ------------

Income
     Other                             $      1,100       $      1,000
     Interest                                 3,335                  0
                                       ------------       ------------

Total Income                                  4,435              1,000
                                       ------------       ------------

Expenses
     Accounting & Financial Reporting         8,663             13,945
     Outside Professional Services            4,524             13,213
     General & Administrative                   212              2,806
     Interest                                     0              8,001
                                       ------------       ------------

Total Expenses                               13,399             37,965
                                       ------------       ------------

Loss Before Taxes                            (8,964)           (36,965)

     State Franchise Tax                        800                800
                                       ------------       ------------

Net Loss                               $     (9,764)       $   (37,765)
                                       =============       ============
 Allocation of Net Loss (Note 4)

    General Partners, in the Aggregate $        (98)       $      (378)
                                        ============        ===========

    Limited Partners, in the Aggregate $     (9,666)       $   (37,387)
                                       =============        ===========

    Limited Partners, per Equity Unit  $      (1.33)       $     (5.15)
                                        ============        ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                       Six months ended
                                                   June 30,            June 30,
                                                    2001                2000
                                                -----------        ------------

Cash Flows from Operating Activities:

Net Loss                                        $    (9,764)       $    (37,765)

Adjustments to Reconcile Net Loss to Net Cash
   (Used In) Provided By Operating Activities:
       Increase in Due to Affiliates                     80              37,868
       Increase in Property Taxes Payable                 0               3,512
       (Decrease) Increase in Accounts Payable       (5,543)              2,325
                                                ------------       ------------
          Net Cash (Used In)
                     Provided By Operating
                     Activities                     (15,227)              5,940
                                                 -----------       -----------

Cash Flows from Investing Activities:
       Increase in Investment in Unimproved
       Land                                         (28,670)             (9,184)
                                                ------------       -------------

          Net Cash Used In Investing Activities     (28,670)             (9,184)
                                                ------------            --------

Net Decrease in Cash                                (43,897)             (3,244)

Cash, Beginning of Period                           175,940               3,674
                                                -----------        ------------

Cash, End of Period                             $   132,043        $        430
                                                 ==========         ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                             $       800        $        800
                                                ===========        ============

Cash Paid for Interest                          $    24,000        $     19,510
                                                =============      ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2001
(Unaudited)

Note 1 - General and Summary of Significant Accounting Policies

General- TMP Inland Empire II, Ltd. (the Partnership) was organized in 1988 in accordance with the provisions of the California

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
June 30, 2001
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
June 30, 2001
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

As of June 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,374,000, including advances & interest.

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
June 30, 2001
(Unaudited)

Note 5 - Agreements with PacWest (continued)

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000 allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment.) PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2001 and December 31, 2000, the Partnership has a payable of $80 and $0, respectively, including interest, to PacWest related to the aforementioned agreements.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2001
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

As of June 30, 2001 and December 31, 2000 the Partnership had a payable of $4,611 and $4,531, respectively, to the General Partners and an affiliated company.

As of June 30, 2001 and December 31, 2000, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 2001 and December 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2001.

Note 7 - Note Payable

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment was due on August 1, 2000 in the amount of $2,580 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000. As of June 30, 2001 and December 31, 2000, $46,581 and $22,581 of interest has been capitalized to investment in unimproved land.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
June 30, 2001

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

Fiscal Quarters Ended June 30, 2001 and 2000

The Partnership recognized $1,100 of revenues during the six month period ended June 30, 2001 relating to the rental of the property for a fireworks display. In addition, $3,335 of interest income was recognized during the same six-month period and $1,372 of interest income was recognized during the three month period ended June 30, 2001. Other income of $1,000 was recognized during the three and six-month period ended June 30, 2000.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
June 30, 2001

Total expenses for the three month period ended June 30, 2001 compared with the three month period ended June 30, 2000, decreased by $4,891 due primarily to a decrease in Interest Expense of $4,506 as a result of a decrease in the amount advanced to the Partnership by PacWest.

Total expenses for the six month period ended June 30, 2001 compared with the six month period ended June 30, 2000, decreased by $24,566 due primarily to reduced accounting and financial reporting expenses and investor relations expenses. Interest Expense decreased by $8,001 due to a decrease in the amount advanced to the Partnership by PacWest.

The Partnership had one property at June 30, 2001.

Liquidity and Capital Resources

At June 30, 2001, the Company had available cash of approximately $132,000. Operations during the six months ended June 30, 2001 utilized cash of approximately $15,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $29,000.

During the six months ended June 30, 2000, operations provided cash of approximately $6,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $9,000.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: August 3, 2001

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