Form 10QSB
period 2001-09-30
TMP INLAND EMPIRE II LTD
filed 2001-11-14
CIK 885394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001
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

Balance Sheets as of September 30, 2001 and December 31, 2000, Statements of Operations for the three and nine months ended September 30, 2001 and 2000, and Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2001 and 2000, (b) the financial position at September 30, 2001 and (c) the cash flows for the nine months ended September 30, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                            September 30,       December 31,
                                                 2001                2000
                                             (unaudited)           (audited)
                                             -----------           ---------
                                     Assets

Cash                                        $    117,261        $   175,940
Investment In Unimproved Land, net (Note 1)    1,099,623          1,097,275
                                               ---------          ---------

   Total Assets                             $ 1,216,884         $ 1,273,215
                                              ==========          =========

                        Liabilities and Partners' Capital

Accounts Payable                            $      2,675        $     8,145
Due to Affiliates (Note 5 and 6)                   5,608              4,531
Commission Payable to Affiliate (Note 6)          90,000             90,000
Note Payable (Note 7)                            400,000            400,000
Property Taxes Payable                             1,678                  0
Franchise Tax Payable                                800                800
                                            ------------        -----------

             Total Liabilities                   500,761            503,476
                                            ------------        -----------

General Partners                                (57,421)            (56,885)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                     773,544            826,624
                                                 -------        -----------

             Total Partners' Capital             716,123            769,739
                                            ------------        -----------

Total Liabilities and Partners' Capital     $  1,216,884        $  1,273,215
                                            ============        ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended
                                                    September 30,
                                                  2001            2000
                                            -------------     ------------

Income
     Other                                  $      2,776       $         0
     Interest                                        952              2,211
                                            ------------       ------------

Total Income                                       3,728              2,211
                                            ------------       ------------

Expenses
     Accounting & Financial Reporting              3,989              4,089
     Outside Professional Services                 3,266              3,328
     Decline in Market Value                      40,000                  0
     General & Administrative                        326                316
     Interest                                          0                889
                                            ------------       ------------

Total Expenses                                    47,581              8,622
                                            ------------       ------------

Net Loss                                    $    (43,853)      $     (6,411)
                                            =============      =============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate     $       (438)      $        (64)
                                             ============       ============

     Limited Partners, in the Aggregate     $    (43,415)      $     (6,347)
                                            =============       ============

     Limited Partners, per Equity Unit      $      (5.99)      $       (.88)
                                             ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                   Nine months Ended
                                                        September 30,
                                                 2001              2000
                                              ----------       ------------

Income
     Other                                  $      3,876       $      1,000
     Interest                                      4,288              2,211
                                            ------------       ------------

Total Income                                       8,164              3,211
                                            ------------       ------------

Expenses
     Accounting & Financial Reporting             12,652             17,601
     Outside Professional Services                 7,791             16,974
     Decline in Market Value                      40,000                  0
     General & Administrative                        537              3,122
     Interest                                          0              8,890
                                            ------------       ------------

Total Expenses                                    60,980             46,587
                                            ------------       ------------

Loss Before Taxes                               (52,816)            (43,376)

     State Franchise Tax                           (800)               (800)
                                            ------------       ------------

Net Loss                                    $    (53,616)      $    (44,176)
                                            =============      =============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate     $       (536)      $       (442)
                                             ============       ============

     Limited Partners, in the Aggregate     $    (53,080)      $    (43,734)
                                            =============       ============

     Limited Partners, per Equity Unit      $      (7.32)      $      (6.03)
                                             ============       ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                   Nine months ended
                                                      September 30,
                                                2001                2000
                                            -----------        ------------

Cash Flows from Operating Activities:

Net Loss                                    $    (53,616)      $    (44,176)

Adjustments to Reconcile Net Loss to Net
Cash Used In Operating Activities:
    Decline in Market Value                       40,000                  0
    Increase (Decrease) in Due to Affiliates       1,077           (121,732)
    Increase in Property Taxes Payable             1,678              5,268
    (Decrease) Increase in Accounts Payable       (5,470)             2,556
                                            -------------       -----------
       Net Cash Used In Operating Activities     (16,331)          (158,084)
                                            -------------       ------------

Cash Flows from Investing Activities:
       Increase in Investment in Unimproved
       Land                                      (42,348)           (43,828)
                                            -------------       ------------

          Net Cash Used In Investing
          Activities                             (42,348)           (43,828)
                                            -------------       ------------

Cash Flows from Financing Activities:
       Borrowings from Note Payable                    0            400,000
                                            ------------       ------------

          Net Cash Provided By Financing
          Activities                                   0            400,000
                                            ------------       ------------

Net (Decrease) Increase in Cash                  (58,679)           198,088

Cash, Beginning of Period                        175,940              3,674
                                            ------------       ------------

Cash, End of Period                         $    117,261       $    201,762
                                             ===========        ===========

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                         $        800       $        800
                                            ============       ============

Cash Paid for Interest                      $   36,000         $     31,624
                                            ============       ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
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
September 30, 2001
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
September 30, 2001
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

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of September 30, 2001 the TMP Land Partnerships owe PacWest approximately $3,457,000, including advances & interest.

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
September 30, 2001
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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2001 and December 31, 2000, the Partnership has a payable of $1,077 and $0, to PacWest related to the aforementioned agreements.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2001
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

As of September 30, 2001 and December 31, 2000 the Partnership had a payable of $4,531 to the General Partners and an affiliated company.

As of September 30, 2001 and December 31, 2000, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30, 2001 and December 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2001.

Note 7 - Note Payable

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment was due on August 1, 2000 in the amount of $2,580 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000. As of September 30, 2001 and December 31, 2000, $58,581 and $22,581 of interest has been capitalized to investment in unimproved land.

Note 8 - Decline in Market Value

During the three and nine month periods ended September 30, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of $40,000, respectively. The decline in land value was due to the downturn in the real estate market applicable to certain property locations.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
September 30, 2001

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

Fiscal Quarters Ended September 30, 2001 and 2000

The Partnership recognized $3,876 and $2,776 of revenues during the nine and three-month periods ended September 30, 2001 relating to the rental of the property for a fireworks display. In addition, $4,288 of interest income was recognized during the same nine-month period and $952 of interest income was recognized during the three month period ended September 30, 2001. Other income of $1,000 and interest income of $2,211 was recognized during the nine-month period ended September 30, 2000.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
September 30, 2001

Total expenses for the three month period ended September 30, 2001 compared with the three month period ended September 30, 2000, increased by $38,989 due primarily to the increase in Decline in Market Value of $40,000, This increase was partially offset by a decrease in Interest Expense of $889 as a result of a decrease in the amount advanced to the Partnership by PacWest.

Total expenses for the nine month period ended September 30, 2001 compared with the nine month period ended September 30, 2000, increased by $14,393 due primarily to the $40,000 increase in Decline in Market Value. This increase was partially offset by reductions in accounting and financial reporting expenses and investor relations’ expenses. Interest Expense decreased by $8,890 due to a decrease in the amount advanced to the Partnership by PacWest

The Partnership had one property at September 30, 2001.

Liquidity and Capital Resources

At September 30, 2001, the Company had available cash of approximately $117,000. Operations during the nine months ended September 30, 2001 utilized cash of approximately $16,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $42,000.

During the nine months ended September 30, 2000, operations used cash of approximately $158,000 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $44,000. Financing activities provided $400,000 relating to borrowings on the note payable discussed above.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: October 12, 2001

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