Form 10KSB
period 2001-12-31
TMP INLAND EMPIRE II LTD
filed 2002-03-29
CIK 885394

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

The Partnership has been formed under the Revised Limited Partnership Act of the State of California. The rights and obligations of the partners in the Partnership are governed by the Partnership Agreement. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, which has been filed as an Exhibit to Form 10KSB for the year ended December 31, 2001.

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

The Partnership’s investment objectives must be considered speculative and there is no assurance that the Partnership will fulfill them.

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

* The Fontana parcel is owned by the Partnership as of December 31,2001. It includes approximately 18.22 acres located at Baseline Avenue and Village Center Drive in Fontana, California and is zoned for commercial use. The City of Fontana is purchasing a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of February 14, 2002 an Agreement of Purchase and Sale is currently out for signature by the General Partners.

ITEM 3.     LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2001.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2001, there were approximately 558 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1997 – 2001.

CASH DISTRIBUTIONS

No cash distributions were paid to the Limited Partners during the fiscal years ended December 31, 2000 and 2001. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6.     SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1997 - 2001, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

(UNAUDITED) YEARS ENDED DECEMBER 31 (Not Covered by Independent Auditor's Report)
                        2001         2000        1999        1998       1997
Total Income         $    8,704  $    5,667  $    1,000  $        3  $      243
                     ==========  ==========  ==========  ==========  ==========
Net Loss             $  (70,070) $  (57,003) $  (45,810) $  (43,201) $  (16,562)
                     ==========  ==========  ==========  ==========  ==========
Net Loss per Unit*   $    (9.66) $    (7.86) $    (6.32) $    (5.96) $    (2.28)
                     ==========  ==========  ==========  ==========  ==========
Cash distribution
per Unit*            $       -   $        -  $        -  $        -  $        -
                     ==========  ==========  ==========  ==========  ==========
Total assets         $1,206,378  $1,273,215  $1,044,104  $1,034,390  $1,008,115
                     ==========  ==========  ==========  ==========  ==========

*(Based on 7,250 Units outstanding at December 31, 1997-2001)

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal years ended December 31, 2001 and 2000.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2001 and 2000

The Partnership recognized $3,876 and $1,000 of revenues during the years ended December 31, 2001 and 2000, respectively, relating to the rental of the property for a fireworks display. In addition, $4,828 and $4,667 of interest income were recognized during the same periods. No properties were sold during the periods presented.

Total expenses for the year ended December 31, 2001 compared with the year ended December 31, 2000, increased by $16,104 due primarily to an increase in Decline in Market Value of $40,000 due to the write down in value of the Partnership parcel of land. This increase was partially offset by a decrease in Outside Professional Services of $9,272 and Interest Expense of $8,890. This decrease in Outside Professional Services is primarily due to $8,619 of expenses related to costs incurred to compile, send and administer a proxy statement sent to all partners relating to the sale of the Property by the Partnerships’ investor relations’ service provider during the year ended December 31, 2000.

The Partnership had one property at December 31, 2001. The City of Fontana is purchasing a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of February 14, 2002 an Agreement of Purchase and Sale is currently out for signature by the General Partners.

Liquidity and Capital Resources

As of December 31, 2001, the Partnership had available cash of approximately $88,800. Operations during the year ended December 31, 2001 utilized cash of approximately $28,900 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $58,200. Advances from PacWest increased by approximately $81 during the year ended December 31, 2001.

Operations during the year ended December 31, 2000 utilized cash of approximately $170,900 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $56,800. In addition, financing activities provided $400,000 of cash relating to the borrowings on a new note payable entered into on July 12, 2000. Advances from PacWest decreased by approximately $122,000 during the year ended December 31, 2000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

(I)     For the fiscal years ended December 31, 2001 and 2000:

                                                                     Page No.

         Report of Independent Auditors                              14

         Balance Sheets as of December 31, 2001 and 2000             15

         Statements of Operations for the years ended
         December 31, 2001 and 2000                                  16

         Statements of Partners' Capital for the years ended
         December 31, 2001 and 2000                                  17

         Statements of Cash Flows for the years ended
         December 31, 2001 and 2000                                  18

         Notes to Financial Statements                               19 - 23

         Financial Statement Schedules                               24,25
All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire II, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire II, Ltd. as of December 31, 2001 and 2000, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire II, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 13, 2002

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership

Balance Sheets
December 31, 2001 and 2000

                                                    2001                2000
                                                   -----               -----

                                              Assets

Cash                                          $      88,801       $     175,940
Prepaid Expenses                                      2,096                   0
Investment In Unimproved Land, net (Note 1)       1,115,481           1,097,275
                                              -------------       -------------

   Total Assets                               $   1,206,378       $   1,273,215
                                              =============       =============

                        Liabilities and Partners' Capital

Accounts Payable                              $      11,297       $       8,145
Due to Affiliates (Note 5 and 6)                      4,612               4,531
Note Payable (Note 7)                               400,000             400,000
Commission Payable to Affiliate (Note 6)             90,000              90,000
Franchise Tax Payable                                   800                 800
                                              -------------       -------------

             Total Liabilities                      506,709             503,476
                                              -------------       -------------

General Partners                                    (57,586)            (56,885)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                        757,255             826,624
                                              -------------       -------------

             Total Partners' Capital                699,669             769,739
                                              -------------       -------------

Total Liabilities and Partners' Capital       $   1,206,378       $   1,273,215
                                              =============       =============

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership

Statements of Operations
For the Years Ended December 31, 2001 and 2000

                                                  2001              2000
                                                  -----             -----
Income
         Interest                             $       4,828       $       4,667
         Other                                        3,876               1,000
                                              -------------       -------------

Total Income                                          8,704               5,667
                                              -------------       -------------

Expenses
         Accounting & Financial Reporting            26,261              28,937
         Outside Professional Services               11,109              20,381
         General & Administrative                       604               3,662
         Decline in Market Value                     40,000                   0
         Interest                                         0               8,890
                                              -------------       -------------

Total Expenses                                       77,974              61,870
                                              -------------       -------------

Loss Before Income Taxes                            (69,270)            (56,203)

State Franchise Tax                                     800                 800
                                              -------------       -------------

Net Loss                                      $     (70,070)      $     (57,003)
                                              =============       =============

Allocation of Net Loss (Note 4)

       General Partners, in the Aggregate     $        (701)      $        (570)
                                              =============       =============

       Limited Partners, in the Aggregate     $     (69,369)      $     (56,433)
                                              =============       =============

       Limited Partners, per Equity Unit      $       (9.57)      $       (7.78)
                                              =============       =============

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership

Statements of Partners' Capital
For the Years Ended December 31, 2001 and 2000

                                                  General   Limited
                                                  Partners  Partners    Total
                                                  --------  --------    -----

Partners' (Deficit) Capital, December 31, 1999  $ (56,315) $ 883,057  $ 826,742

Net Loss for 2000                                    (570)   (56,433)   (57,003)
                                                ---------  ---------  ---------

Partners' (Deficit) Capital, December 31, 2000  $ (56,885) $ 826,624  $ 769,739

Net Loss for 2001                                    (701)   (69,369)   (70,070)
                                                ---------  ---------  ---------

Partners' (Deficit) Capital, December 31, 2001  $ (57,586) $ 757,255  $ 699,669
                                                =========  =========  =========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership

Statements of Cash Flows
For the Years Ended December 31, 2001 and 2000

                                                     2001             2000
                                                    -----            ------

Cash Flows from Operating Activities:

Net Loss                                           $(70,070)      $  (57,003)
Decline in Market Value
Adjustments to Reconcile Net Loss to Net Cash
    (Used In) Operating Activities:
       Decline in Market Value                       40,000                0
       Increase (Decrease) in Due to Affiliates          81         (122,031)
       Increase in Accounts Payable                   3,152            8,145
       Increase in Prepaid Expenses                  (2,096)               0
                                                   --------       ----------

          Net Cash (Used In) Operating Activities   (28,933)        (170,889)
                                                   --------       ----------

Cash Flows from Investing Activities:

       Increase in Investment in Unimproved Land    (58,206)         (56,845)
                                                   --------       ----------

          Net Cash Used In Investing Activities     (58,206)         (56,845)
                                                   --------       ----------

Cash Flows from Financing Activities:

       Borrowings on Note Payable                         0          400,000
                                                   --------       ----------

          Net Cash Provided By Financing Activities       0          400,000
                                                   --------       ----------

Net (Decrease) Increase In Cash                     (87,139)         172,266

Cash, Beginning of Period                           175,940            3,674
                                                   --------       ----------

Cash, End of Period                                $ 88,801       $  175,940
                                                   ========       ==========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                                $    800       $      800
                                                   ========       ==========
 Cash Paid for Interest                            $ 48,000       $   44,513
                                                   ========       ==========

See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

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

Investment in Unimproved Land - Investment in unimproved land is stated at the lower of cost or fair value. All costs associated with the acquisition of a property are capitalized. Additionally, the Partnership capitalizes all direct carrying costs (such as interest expense and property taxes). These costs are added to the cost of the properties and are deducted from the sales prices to determine gains, if any, when properties are sold.

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
December 31, 2001 and 2000

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

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership plans to adopt SFAS No. 144 in the year beginning January 1, 2002. The Partnership is assessing the impact of this statement.

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
December 31, 2001 and 2000

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

PacWest, can, at their option, make additional advances with the agreement of the General Partners; however, the aggregate amount of cash loaned to the TMP Land Partnerships is limited to a maximum of $2,500,000. As of December 31, 2001 and 2000 the TMP Land Partnerships owe PacWest approximately $3,637,000 and $2,856,000, respectively, including advances & interest.

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
December 31, 2001 and 2000

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of December 31, 2001 and December 31, 2000, the Partnership has a payable of approximately $81 and $0, respectively, including interest, to PacWest related to the aforementioned agreements.

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

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2001 and 2000

Note 6 - Related Party Transactions (continued)

Investment in unimproved land includes acquisition fees of $198,874 paid in prior years to TMP Properties, TMP Investments, Inc., and the General Partners, for services rendered in connection with the acquisition of the properties.

As of December 31, 2001 and 2000 the Partnership had a payable of $4,531 to the General Partners and an affiliated company.

As of December 31, 2001 and 2000, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2001 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2001.

Note 7 - Note Payable

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment was due on August 1, 2000 in the amount of $2,580 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000. As of December 31, 2001 and 2000, $70,581 and $22,581 of interest has been capitalized to investment in unimproved land.

Note 8 - Decline in Market Value

During the year ended December 31, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of $40,000. The decline in land value was due to the downturn in the real estate market applicable to this property’s location.

Note 9 - Subsequent Event

The City of Fontana is purchasing a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of February 14, 2002 an Agreement of Purchase and Sale is currently out for signature by the General Partners.

                                                            TMP INLAND EMPIRE II, LTD
                                                       (A California Limited Partnership)
                                                Schedule II - Real Estate and Accumulated Depreciation
                                                 (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                          For the Year Ended December 31, 2001

-----------------------------------------------------------------------------------------------------------------------------------
COLUMN        A                    B              C           D              E             F             G           H         I
-----------------------------------------------------------------------------------------------------------------------------------

                                           COSTS CAPITALIZED
                                               SUBSEQUENT                  Gross
                                             TO ACQUISITION              amount at                                        Estimated
                                           Initial              Carrying  which Carried Accumulated   Date of      Date  Depreciable
Description of Assets         Encumbrances    Cost   Improvement  Cost   at Year-End   Depreciation  Construction  Acquired   Life
-----------------------------------------------------------------------------------------------------------------------------------

Unimproved land - Fontana, CA  $  400,000 $ 3,427,133 $   -0-   $ 387,963  $ 3,815,096     -0-          N/A       10/28/88    N/A
                               ========== =========== =======   =========  ===========     ===

                                  Less valuation allowance:                $ 2,699,615
                                                                           ===========

                                  Net carrying value                       $ 1,115,481
                                                                           ============

Reconciliation of carrying amount

Beginning balance                       $  1,097,275

Reductions:
    Increase in Valuation Allowance         (40,000)
Additions:
   Carrying Costs                             58,206
                                        ------------

Ending balance                          $  1,115,481
                                        ============

                                                                     TMP INLAND EMPIRE II, LTD
                                                                 (A California Limited Partnership)
                                                     Schedule II - Real Estate and Accumulated Depreciation
                                                      (Schedule XI, Rule 12-28, for SEC Reporting Purposes
                                                              For the Year Ended December 31, 2000
___________________________________________________________________________________________________________________________________
COLUMN          A                 B           C            D                   E          F             G           H         I
-----------------------------------------------------------------------------------------------------------------------------------

                                COSTS CAPITALIZED
                                SUBSEQUENT                               Gross
                                 TO ACQUISITION                         amount at                                         Estimated
                                          Initial           Carrying  which Carried  Accumulated     Date of     Date   Depreciable
Description of Assets        Encumbrances  Cost  Improvement  Cost    at Year-End   Depreciation  Construction  Acquired     Life
-----------------------------------------------------------------------------------------------------------------------------------

Unimproved land - Fontana, CA  $400,000 $ 3,427,133 $  -0-  $ 329,757 $ 3,756,890        -0-           N/A      10/28/88      N/A
                               ======== =========== ======  ========= ===========        ===

                                          Less valuation allowance:   $ 2,659,615
                                                                      ===========

                                          Net carrying value          $ 1,097,275
                                                                      ===========

Reconciliation of carrying amount

Beginning balance                                $  1,040,430

Additions:  Carrying Costs                             56,845
                                                 ------------

Ending balance                                   $  1,097,275
                                                 ============

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

WILLIAM O. PASSO, 60, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties. Mr. Passo has been involved in public and private real estate syndication since 1970, and has acted as principal, investor, general partner, and counsel in real estate transactions involving apartments, office buildings, agricultural groves, and unimproved land. Mr. Passo is a director and officer of William O. Passo, Inc. (d.b.a. TMP Management), a property management company, an officer of TMP Capital Corp.; a NASD registered broker-dealer, and an officer of TMP Realty, a registered real estate broker.

SCOTT E. MCDANIEL, 55, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 55 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (August 15, 1988) through the fiscal year ended December 31, 2001, the Partnership paid fees to the General Partners for various services in the amount of $76,887 of which none was paid during the year ended December 31, 2001. In addition, the General Partners received collectively $39,787 as their share of partnership distributions. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2001, the Partnership had 7,250 units of Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2001 by each officer, director and general partner of the General Partners and by all such persons as a group.

                                    Number of        Percent of
Name of Beneficial Owner            Units            Class
                                    --------         --------

William O. Passo                    20               0.276%

Anthony W. Thompson                 58               0.800%

All officers, directors and         78               1.076%
general partners as a group
(2 persons, including the above)

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (August 15, 1988) through the fiscal year ended December 31, 2001. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                Amount Paid from
Form of Compensation                                           Formation through
and Recipient              Description of Payment             December 31, 2001

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
                           property, but not to exceed 2% of such
                           cost in the aggregate.

Leasing and Property       For leasing an improved Property, or a      $     -0-
Management Fees            portion thereof, a commission equal to
(General Partners or       7% for the first year's rent (net
an affiliate)              lease) or 6% of the first year's rent
                           (gross lease) decreasing to 2.5% (net
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

The above discussion relating to the Partnership Management fees and leasing and property and management fees as provided by the Partnership Agreement is superceded by the Financing Agreement with PacWest in April 1998. Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration. PacWest receives a management fee from the Partnership and provides overall management, administrative, and consulting services.

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

RECEIPT OF COMPENSATION BY THE GENERAL PARTNERS. The payments to the General Partners set forth above have not been determined by arm’s-length negotiations.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)      For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2001.

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

Date: March 26, 2002

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