Form 10QSB
period 2002-03-31
TMP INLAND EMPIRE II LTD
filed 2002-05-15
CIK 885394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002
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

Balance Sheets as of March 31, 2002 and December 31, 2001, Statements of Operations for the three months ended March 31, 2002 and 2001, and Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three months ended March 31, 2002 and 2001, (b) the financial position at March 31, 2002 and (c) the cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The balance sheet presented as of December 31, 2001 has been derived from the financial statements that have been audited by the Partnership's independent public accountants. The financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Partnership. The financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Partnership's Form 10-KSB.

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                  March 31,     December 31,
                                                    2002            2001
                                                (unaudited)      (audited)
                                                -----------     ----------
                                                    Assets

Cash                                         $    65,447      $     88,801
Prepaid Expenses                                       0             2,096
Investment In Unimproved Land, net (Note 1)    1,129,207         1,115,481
                                               ---------         ---------

   Total Assets                              $ 1,194,654      $  1,206,378
                                               ==========        =========

                        Liabilities and Partners' Capital

Accounts Payable                             $     3,627      $     11,297
Due to Affiliates (Note 5 and 6)                   4,617             4,612
Commission Payable to Affiliate (Note 6)          90,000            90,000
Property Taxes Payable                             1,665                 0
Note Payable (Note 7)                            400,000           400,000
Franchise Tax Payable                                800               800
                                             -----------        ----------

             Total Liabilities                   500,709           506,709
                                             -----------        ----------

General Partners                                 (57,643)          (57,586)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                     751,588           757,255
                                             -----------        ----------

             Total Partners' Capital             693,945           699,669
                                             -----------        ----------

Total Liabilities and Partners' Capital      $ 1,194,654      $  1,206,378
                                             ===========       ===========

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                                                                                   Three Months Ended
                                             March 31,            March 31,
                                                 2002               2001
                                             --------           ------------

Income
     Other                                   $         0      $      1,100
     Interest                                         78             1,964
                                             -----------      ------------

Total Income                                          78             3,064
                                             -----------      ------------

Expenses
     Accounting & Financial Reporting              1,570             4,298
     Outside Professional Services                 3,423             1,315
     General & Administrative                          9               163
     Interest                                          0                 0
                                             -----------      ------------

Total Expenses                                     5,002             5,776
                                             -----------      ------------

Loss Before Taxes                                 (4,924)           (2,712)

     State Franchise Tax                             800               800
                                             -----------      ------------

Net Loss                                     $    (5,724)     $     (3,512)
                                             ============     =============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate      $       (57)     $        (35)
                                              ===========      ============

     Limited Partners, in the Aggregate      $    (5,667)     $     (3,477)
                                             ============      ============

     Limited Partners, per Equity Unit       $      (.78)     $       (.48)
                                              ===========      ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                Three months ended
                                               March 31,           March 31,
                                                 2002               2001
                                             -----------        ------------

Cash Flows from Operating Activities:

Net Loss                                     $    (5,724)     $     (3,512)

Adjustments to Reconcile Net Loss to Net
Cash
       (Used In) Operating Activities:
       Increase in Due to Affiliates                   5               186
       Decrease (Increase) in Prepaid Assets       2,096            (2,096)
       Increase in Property Taxes Payable          1,665             1,678
       Decrease in Accounts Payable               (7,670)           (5,470)
       Increase in Franchise Tax Payable               0               800
                                             -----------      ------------
          Net Cash (Used In) Operating
          Activities                              (9,628)           (8,414)
                                             ------------     -------------

Cash Flows from Investing Activities:
       Increase in Investment in Unimproved
       Land                                      (13,726)          (13,468)
                                             ------------     -------------

          Net Cash Used In Investing
          Activities                             (13,726)          (13,468)
                                              -----------     -------------

Net Decrease in Cash                             (23,354)          (21,882)

Cash, Beginning of Period                         88,801           175,940
                                             -----------      ------------

Cash, End of Period                          $    65,447      $    154,058
                                              ==========           =======

Supplemental Disclosure of Cash Flow
-------------------------------------
Information:
------------

Cash Paid for Taxes                          $       800      $          0
                                             ===========      ============

Cash Paid for Interest                       $    12,000      $     12,000
                                             =============    ============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
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
March 31, 2002
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

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement establishes the accounting model for long-lived assets to be disposed of by sale and applies to all long-lived assets, including discontinued operations. This new statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

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
March 31, 2002
(Unaudited)

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and 1 percent to the General Partners until the limited partners have received an amount equal to their capital contributions plus a cumulative, non-compounded return of 6 percent per annum based on their adjusted capital account balances. At that point, remaining profits, losses and cash distributions are allocated 85 percent to the limited partners and 15 percent to the General Partners. There were no distributions in 2002 or 2001.

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

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

As of March 31, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $2,933,000 and $3,637,000, respectively, including advances & interest.

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of March 31, 2002 and December 31, 2001, the Partnership has a payable of $86 and $81, respectively, including interest, to PacWest related to the aforementioned agreements.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
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

As of March 31, 2002 and December 31, 2001 the Partnership had a payable of $4,531 to the General Partners and an affiliated company.

As of March 31, 2002 and December 31, 2001, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of March 31, 2002 and December 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2002.

Note 7 - Note Payable

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment was due on August 1, 2000 in the amount of $2,580 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000. As of March 31, 2002 and December 31, 2001, $82,581 and $70,581 of interest has been capitalized to investment in unimproved land.

Note 8 - Decline in Market Value

During the year ended December 31, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of $40,000. The decline in land value was due to the downturn in the real estate market applicable to this property’s location.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
March 31, 2002
(Unaudited)

Note 9 - Subsequent Event

The City of Fontana is purchasing a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of March 31, 2002 the City of Fontana and the General Partners have signed an Agreement of Purchase and Sale and the strip of land is currently in escrow.

An all cash offer for $2,700,000 from an outside party to purchase the remainder of the property was accepted and escrow was opened on May 1, 2002. The escrow is due to close on or before December 6, 2002.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
March 31, 2002

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership’s audited financial statements and notes thereto for the fiscal year ended December 31, 2001.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Fiscal Quarters Ended March 31, 2002 and 2001

The Partnership recognized $0 and $1,100 of revenues during the periods ended March 31, 2002 and 2001, relating to the rental of the property for a fireworks display. In addition, $78 and $1,964 of interest income was recognized during the same three-month periods. No properties were sold during the periods presented.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
March 31, 2002

Total expenses for the three-month period ended March 31, 2002 compared with the three-month period ended March 31, 2001, decreased by $774 due primarily to decrease in Accounting & Financial Reporting of $2,728. This decrease was partially offset by an increase in Outside Professional Services of $2,108.

The Partnership had one property at March 31, 2002. The City of Fontana is purchasing a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of March 31, 2002 the City of Fontana and the General Partners have signed an Agreement of Purchase and Sale and the strip of land is currently in escrow.

An all cash offer for $2,700,000 from an outside party to purchase the remainder of the property was accepted and escrow was opened on May 1, 2002. The escrow is due to close on or before December 6, 2002.

Liquidity and Capital Resources

As of March 31, 2002, the Partnership had available cash of approximately $65,400. Operations during the period ended March 31, 2002 utilized cash of approximately $9,600 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $13,700. Advances from PacWest increased by approximately $5 during the period ended March 31, 2002.

Operations during the three-month period ended March 31, 2001 utilized cash of approximately $8,400 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $13,500. Advances from PacWest increased by approximately $200 during the period ended March 31, 2001.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: May 11, 2002

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