Form 10QSB
period 2002-06-30
TMP INLAND EMPIRE II LTD
filed 2002-08-14
CIK 885394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period JUNE 30, 2002
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

Balance Sheets as of June 30, 2002 and December 31, 2001, Statements of Operations for the three and six months ended June 30, 2002 and 2001, and Statements of Cash Flows for the six months ended June 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2002 and 2001, (b) the financial position at June 30, 2002 and (c) the cash flows for the six months ended June 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                                  June 30,         December 31,
                                                   2002                2001
                                                (unaudited)         (audited)
                                                -----------        ------------
                                     Assets

Cash                                         $       40,313      $      88,801
Prepaid Expenses                                          0              2,096
Investment In Unimproved Land, net (Note 1)       1,144,113          1,115,481
                                             --------------      -------------

   Total Assets                              $    1,184,426      $   1,206,378

                        Liabilities and Partners' Capital

Accounts Payable                             $        2,735      $      11,297
Due to Affiliates (Note 5 and 6)                      4,594              4,612
Commission Payable to Affiliate (Note 6)             90,000             90,000
Note Payable (Note 7)                               400,000            400,000
Franchise Tax Payable                                   800                800
                                             --------------      -------------

             Total Liabilities                      498,129            506,709
                                             --------------      -------------

General Partners                                    (57,720)           (57,586)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                        744,017            757,255
                                             --------------      -------------

             Total Partners' Capital                686,297            699,669
                                             --------------      -------------

Total Liabilities and Partners' Capital      $    1,184,426      $   1,206,378
                                             ==============      =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                      Three Months Ended
                                               June 30,             June 30,
                                                 2002                2001
                                              --------              --------

Income
     Interest                                $           56      $       1,372
                                             --------------      -------------

Total Income                                             56              1,372
                                             --------------      -------------

Expenses
     Accounting & Financial Reporting                 4,299              4,364
     Outside Professional Services                    3,392              3,209
     General & Administrative                            13                 50
                                             --------------      -------------

Total Expenses                                        7,704              7,623
                                             --------------      -------------

Loss Before Taxes                                    (7,648)            (6,251)

     State Franchise Tax                                  0                  0
                                             --------------      -------------

Net Loss                                     $       (7,648)     $      (6,251)
                                             ==============      ==============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate      $          (76)     $         (63)
                                             ==============      ==============

     Limited Partners, in the Aggregate      $       (7,572)     $      (6,188)
                                             ==============      ==============

     Limited Partners, per Equity Unit       $        (1.04)     $        (.85)
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                          TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                     Six Months Ended
                                               June 30,             June 30,
                                                 2002                 2001
                                               --------             --------

Income
     Other                                   $            0      $       1,100
     Interest                                           135              3,335
                                             --------------      --------------

Total Income                                            135              4,435
                                             --------------      --------------

Expenses
     Accounting & Financial Reporting                 5,870              8,663
     Outside Professional Services                    6,815              4,524
     General & Administrative                            22                212
                                             --------------      --------------

Total Expenses                                       12,707             13,399
                                             --------------      --------------

Loss Before Taxes                                   (12,572)            (8,964)

     State Franchise Tax                                800                800
                                             --------------      --------------

Net Loss                                     $      (13,372)     $      (9,764)
                                             ==============      ==============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate      $         (134)     $         (98)
                                             ==============      ==============

     Limited Partners, in the Aggregate      $      (13,238)     $      (9,666)
                                             ==============      ==============

     Limited Partners, per Equity Unit       $        (1.83)     $       (1.33)
                                             ==============      ==============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                      Six months ended
                                                  June 30,         June 30,
                                                   2002               2001
                                                  -------          --------

Cash Flows from Operating Activities:

Net Loss                                     $      (13,372)     $      (9,764)

Adjustments to Reconcile Net Loss to Net Cash
    (Used In) Operating Activities:
       (Decrease) Increase in Due to Affiliates         (18)                80
       Decrease (Increase) in Prepaid Assets          2,096                  0
       Decrease in Accounts Payable                  (8,562)            (5,543)
                                             --------------      --------------
          Net Cash (Used In) Operating
          Activities                                (19,856)           (15,227)
                                             --------------      --------------

Cash Flows from Investing Activities:
       Increase in Investment in Unimproved
       Land                                         (28,632)           (28,670)
                                             --------------      --------------

          Net Cash Used In Investing Activities     (28,632)           (28,670)
                                             --------------      --------------

Net Decrease in Cash                                 48,488)           (43,897)

Cash, Beginning of Period                            88,801            175,940
                                             --------------      --------------

Cash, End of Period                          $       40,313      $     132,043
                                             ==============      =============

Supplemental Disclosure of Cash Flow
Information:

Cash Paid for Taxes                          $          800      $         800
                                             ==============      =============

Cash Paid for Interest                       $       24,000      $      24,000
                                             ==============      =============

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
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
June 30, 2002
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
June 30, 2002
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

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

As of June 30, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $3,073,000 and $3,637,000, respectively, including advances & interest.

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

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of June 30, 2002 and December 31, 2001, the Partnership has a payable of $63 and $81, respectively, including interest, to PacWest related to the aforementioned agreements.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
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

As of June 30, 2002 and December 31, 2001 the Partnership had a payable of $4,531 to the General Partners and an affiliated company.

As of June 30, 2002 and December 31, 2001, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of June 30, 2002 and December 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2002.

Note 7 - Note Payable

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment was due on August 1, 2000 in the amount of $2,580 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000. As of June 30, 2002 and December 31, 2001, $94,581 and $70,581 of interest has been capitalized to investment in unimproved land.

Note 8 - Decline in Market Value

During the year ended December 31, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of $40,000. The decline in land value was due to the downturn in the real estate market applicable to this property’s location.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
June 30, 2002
(Unaudited)

Note 9 - Subsequent Event

The City of Fontana is purchasing a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of June 30, 2002 the City of Fontana and the General Partners have signed an Agreement of Purchase and Sale and the strip of land is currently in escrow.

An all cash offer for $2,700,000 from an outside party to purchase the remainder of the property was accepted and escrow was opened on May 1, 2002, with a deposit of $50,000 received on July 10, 2002.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
June 30, 2002

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

Fiscal Quarters Ended June 30, 2002 and 2001

The Partnership recognized interest income of $135 during the six-month period ended June 30, 2002 and $56 of interest income was recognized during the three month period ended June 30, 2002. The Partnership recognized $1,100 of revenues during the six-month period ended June 30, 2001 relating to the rental of the property for a fireworks display. In addition, $3,335 of interest income was recognized during the same six-month period and $1,372 of interest income was recognized during the three month period ended June 30, 2001.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
June 30, 2002

Total expenses for the three-month period ended June 30, 2002 compared with the three-month period ended June 30, 2001, increased by $81.

Total expenses for the six-month period ended June 30, 2002 compared with the six-month period ended June 30, 2001, decreased by $692 due primarily to decrease in Accounting & Financial Reporting of $2,793. This decrease was partially offset by an increase in Outside Professional Services of $2,291.

The Partnership had one property at June 30, 2002. The City of Fontana is purchasing a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of June 30, 2002 the City of Fontana and the General Partners have signed an Agreement of Purchase and Sale and the strip of land is currently in escrow.

An all cash offer for $2,700,000 from an outside party to purchase the remainder of the property was accepted and escrow was opened on May 1, 2002. The escrow is due to close on or before December 6, 2002. On July 10, 2002, $50,000 of funds were received by the Partnership in accordance with escrow (see Note 9).

Liquidity and Capital Resources

As of June 30, 2002, the Partnership had available cash of approximately $40,300. Operations during the six-month period ended June 30, 2002 utilized cash of approximately $19,900 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $28,600. Advances from PacWest decreased by approximately $18 during the six-month period ended June 30, 2002.

Operations during the six-month period ended June 30, 2001 utilized cash of approximately $15,200 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $28,700. Advances from PacWest increased by approximately $80 during the six-month period ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities exchange Act of 1934; the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2002

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