Form 10QSB
period 2002-09-30
TMP INLAND EMPIRE II LTD
filed 2002-11-14
CIK 885394

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the Quarterly Period Ended September30, 2002
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

Balance Sheets as of September 30, 2002 and December 31, 2001, Statements of Operations for the three and nine months ended September 30, 2002 and 2001, and Statements of Cash Flows for the nine months ended September 30, 2002 and 2001.

The interim financial statements presented have been prepared by the Partnership without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2002 and 2001, (b) the financial position at September 30, 2002 and (c) the cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets

                                               September 30,   December 31,
                                                  2002             2001
                                               (unaudited)    (audited)
                                               ----------- --------------
                                     Assets

Cash                                       $     73,768        $    88,801
Prepaid Expenses                                      0              2,096
Investment In Unimproved Land, net (Note 1)   1,157,778          1,115,481
                                              ---------          ---------

   Total Assets                            $  1,231,546        $ 1,206,378
                                              ==========         =========

                        Liabilities and Partners' Capital

Accounts Payable                           $      4,844        $    11,297
Due to Affiliates (Note 5 and 6)                  4,598              4,612
Escrow Deposits (Note 9)                         50,000                  0
Commission Payable to Affiliate (Note 6)         90,000             90,000
Note Payable (Note 7)                           400,000            400,000
Property Taxes Payable                            1,665                  0
Franchise Tax Payable                               800                800
                                           ------------        -----------

             Total Liabilities                  551,907            506,709
                                           ------------        -----------

General Partners                               (57,786)            (57,586)
Limited Partners; 7,250 Equity Units
  Authorized and Outstanding                    737,425            757,255
                                           ------------        -----------

             Total Partners' Capital            679,639            699,669
                                           ------------        -----------

Total Liabilities and Partners' Capital    $  1,231,546        $ 1,206,378
                                           ============         =======

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                   Three Months Ended
                                            September 30,      September 30,
                                               2002                2001
                                           --------            ------------

Income
     Other                                 $          0        $     2,776
      Interest                                       95                952
                                           ------------       ------------

Total Income                                         95              3,728
                                           ------------       ------------

Expenses
     Accounting & Financial Reporting             3,299              3,989
     Outside Professional Services                3,421              3,266
     Decline in Market Value                          0             40,000
     General & Administrative                        33                326
                                           ------------       ------------

Total Expenses                                    6,753             47,581
                                           ------------       ------------

Loss Before Taxes                                (6,658)           (43,853)

     State Franchise Tax                              0                  0
                                           ------------       ------------

Net Loss                                   $     (6,658)       $   (43,853)
                                           =============       ============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate    $        (67)       $      (438)
                                            ============        ===========

     Limited Partners, in the Aggregate    $     (6,591)       $   (43,415)
                                           =============        ===========

     Limited Partners, per Equity Unit     $       (.91)       $     (5.99)
                                            ============        ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                                   (Unaudited)

                                                  Nine Months Ended
                                           September 30,      September 30,
                                               2002                2001
                                           -----------         ------------

Income
     Other                                 $          0        $     3,876
     Interest                                       229              4,288
                                           ------------       ------------

Total Income                                        229              8,164
                                           ------------       ------------

Expenses
     Accounting & Financial Reporting             9,168             12,652
     Outside Professional Services               10,236              7,791
     Decline in Market Value                          0             40,000
     General & Administrative                        55                537
                                           ------------       ------------

Total Expenses                                   19,459             60,980
                                           ------------       ------------

Loss Before Taxes                               (19,230)           (52,816)

     State Franchise Tax                           (800)              (800)
                                           -------------       ------------

Net Loss                                   $    (20,030)       $   (53,616)
                                           =============       ============
 Allocation of Net Loss (Note 4)

     General Partners, in the Aggregate    $       (200)       $      (536)
                                            ============        ===========

     Limited Partners, in the Aggregate    $    (19,830)       $   (53,080)
                                           =============        ===========

     Limited Partners, per Equity Unit     $      (2.74)       $     (7.32)
                                            ============        ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                                   (Unaudited)

                                                     Nine months ended
                                             September 30,      September 30,
                                                 2002               2001
                                             -----------        ------------

Cash Flows from Operating Activities:

Net Loss                                   $    (20,030)       $   (53,616)

Adjustments to Reconcile Net Loss to Net
Cash
    (Used In) Operating Activities:
       Decline in Market Value                        0             40,000
       (Decrease) Increase in Due to
        Affiliates                                  (14)             1,077
       Decrease in Prepaid Assets                 2,096                  0
       Increase in Property Taxes Payable         1,665              1,678
       (Decrease) in Accounts Payable           (6,453)             (5,470)
                                           ------------       -------------

          Net Cash (Used In) Operating
          Activities                            (22,736)           (16,331)
                                           -------------       ------------

Cash Flows from Investing Activities:
       Proceeds from Escrow Deposits             50,000                  0
       Increase in Investment in Unimproved
       Land                                     (42,297)           (42,348)
                                            ------------       ------------
          Net Cash Provided By
                  (Used In) Investing
                   Activities                     7,703            (42,348)
                                           ------------           ---------

Net Decrease in Cash                            (15,033)           (58,679)

Cash, Beginning of Period                        88,801            175,940
                                           ------------       ------------

Cash, End of Period                        $     73,768        $   117,261
                                            ===========            =======

Supplemental Disclosure of Cash Flow Information:
-------------------------------------------------

Cash Paid for Taxes                        $        800        $       800
                                           ============        ===========

Cash Paid for Interest                     $     36,000        $    36,000
                                           ==============      ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
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
September 30, 2002
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

In June 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” before they can be classified as extraordinary in the income statement. The rescission of SFAS No. 4 is effective January 1, 2003. The amendment of SFAS No. 13 is effective for transactions occurring on or after May 15, 2002. Management is assessing the impact of this statement.In September 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for activities that are initiated after December 31, 2002. Management is assessing the impact of this statement.

In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, an Amendment to SFAS No. 72 and 144, and FASB Interpretation No. 9. This FASB relates to the acquisition of financial institutions and is not expected to have an impact on the Partnership's financial position or results of operations since the Partnership has no intention of acquiring financial institutions.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership Notes to the
Financial Statements
September 30, 2002
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
September 30, 2002
(Unaudited)

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

As of September 30, 2002 and December 31, 2001 the TMP Land Partnerships owe PacWest approximately $2,781,800 and $3,637,000, respectively, including advances & interest.

Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment is to clarify and define certain language and the terms of the provisions of the Management Agreement. The Management Agreement, in its entirety, remains in effect apart from specific items discussed in the First Amendment.

Certain items disclosed in the First Amendment include 1) Revision of the “Asset Administration Fee” schedule and its reduction upon the sale of any property, 2) “Participation Fee” wording is altered to read “Manager Profit Participation” and its calculation is defined, 3) the maximum amount of the PacWest loan to any Partnership shall not exceed fifty percent (50%) of the fair market value of all real properties owned by the Partnership, and the maximum amount of the PacWest loan secured against each specific parcel shall not exceed a loan-to-value ratio of fifty percent of the fair market value of that parcel, 4) The maximum Total PacWest loan amount shall be $2,500,000

TMP INLAND EMPIRE II, LTDbr> A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 5 - Agreements with PacWest (continued)

allocated between the Partnerships and each borrowing Partnership shall execute a Promissory Note (as attached to the First Amendment) and a Trust Deed (as attached to the First Amendment. PacWest and the TMP Land Partnerships shall be entitled to enter into a separate written agreement to provide for a short term gap loan to cover emergency shortfalls, and 5) If the Partnerships need funds in excess of the $2,500,000, PacWest shall be entitled to obtain third party loans at market interest, secured against the real property of each Partnership to whom such loan(s) is made. No such loan(s) shall be made without the written consent of the General Partners.

In April 1998, PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. PacWest currently contracts with third party service providers to perform certain of the financial, accounting, and investor relations’ services for the Partnership. PacWest will charge a fee for its administrative services equal to an amount not to exceed the average reimbursements to the General Partners for such services over the past five years. As of September 30, 2002 and December 31, 2001, the Partnership has a payable of $67 and $81, respectively, including interest, to PacWest related to the aforementioned agreements.

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

As of September 30, 2002 and December 31, 2001 the Partnership had a payable of $4,531 to the General Partners and an affiliated company.

As of September 30, 2002 and December 31, 2001, $90,000 is payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of

TMP INLAND EMPIRE II, LTD
A California Limited Partnership
Notes to the Financial Statements
September 30, 2002
(Unaudited)

Note 6 - Related Party Transactions (continued)

properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of September 30, 2002 and December 31, 2000 the limited partners had not received and do not expect to receive such a return and therefore this amount is not currently due.

See Note 5 regarding information on management of the Partnership during 2002.

Note 7 - Note Payable

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note is secured by a deed of trust on a parcel of land owned by the Partnership in Fontana, California. The note is due on August 1, 2003. The first payment was due on August 1, 2000 in the amount of $2,580 representing interest from July 13, 2000 through July 31, 2000. Interest accrues at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000. As of September 30, 2002 and December 31, 2001, $106,581 and $70,581 of interest has been capitalized to investment in unimproved land. On October 4, 2002, $200,000 was paid to the private party as a reduction of the principal amount of the note. Payments of $4,000 will continue to be made. No changes to the terms of the original note occurred due to this payment.

Note 8 - Decline in Market Value

During the year ended December 31, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of $40,000. The decline in land value was due to the downturn in the real estate market applicable to this property’s location.

Note 9 - Escrow Deposits

The City of Fontana is purchasing a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of September 30, 2002 the City of Fontana and the General Partners have signed an Agreement of Purchase and Sale and the strip of land is currently in escrow.

An all cash offer for $2,700,000 from an outside party to purchase the remainder of the property was accepted and escrow was opened on May 1, 2002, with a deposit of $50,000 received on July 10, 2002. An additional $200,000 was received October 2, 2002. Escrow is expected to close no later than May 2003.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
September 30, 2002

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

Fiscal Quarters Ended September 30, 2002 and 2001

The Partnership recognized interest income of $229 during the nine-month period ended September 30, 2002 and $95 of interest income was recognized during the three-month period ended September 30, 2002. The Partnership recognized $3,876 of revenues during the nine-month period ended September 30, 2001 relating to the rental of the property for a fireworks display. In addition, $4,288 of interest income was recognized during the same nine-month period and $952 of interest income was recognized during the three-month period ended September 30, 2001.

TMP INLAND EMPIRE II, LTD.
A California Limited Partnership
September 30, 2002

Total expenses for the three-month period ended September 30, 2002 compared with the three-month period ended September 30, 2001, decreased by $40,828 due primarily to the decrease in Decline in Market Value of $40,000.

Total expenses for the nine-month period ended September 30, 2002 compared with the nine-month period ended September 30, 2001, decreased by $41,521 due primarily to the decrease of $40,000 in Decline in Market Value.

The City of Fontana is purchasing a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of September 30, 2002 the City of Fontana and the General Partners have signed an Agreement of Purchase and Sale and the strip of land is currently in escrow.

An all cash offer for $2,700,000 from an outside party to purchase the remainder of the property was accepted and escrow was opened on May 1, 2002, with a deposit of $50,000 received on July 10, 2002. An additional $200,000 was received October 2, 2002. Escrow is expected to close no later than May 2003.

Liquidity and Capital Resources

As of September 30, 2002, the Partnership had available cash of approximately $73,800. Operations during the nine-month period ended September 30, 2002 utilized cash of approximately $22,700 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $42,300 and proceeds from escrow deposits provided $50,000. Advances from PacWest decreased by approximately $14 during the nine-month period ended September 30, 2002.

Operations during the nine-month period ended September 30, 2001 utilized cash of approximately $16,300 while investing activities associated with the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $42,300. Advances from PacWest increased by approximately $1,100 during the nine-month period ended September 30, 2001.

Signatures

Pursuant  to the  requirements  of the  Securities  exchange  Act of  1934;  the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Date: October 7, 2002

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

         By:       \s\ Anthony W. Thompson
         -------------------------------------
         Anthony W. Thompson, Exec. Vice President

         By:      TMP Properties, A California General Partnership as Co-General Partner

         By:      \s\ William O. Passo
         -------------------------------------
         William O. Passo, Partner

         By:       \s\ Anthony W. Thompson
         -------------------------------------
         Anthony W. Thompson, Partner

         By:       \s\ Scott E. McDaniel
         -------------------------------------
         Scott E. McDaniel Partner

CERTIFICATIONS

We, Daniel L. Stephenson and John Fonseca, certify that:

1.          We have reviewed this quarterly report on Form 10-Q of TMP Land Mortgage Fund, Ltd.;

2.	Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditory and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

        a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

                                                     Daniel L. Stephenson
                                                     Chief Executive Officer

                                                     /S/DANIEL L STEPHENSON
                                                     --------------------------

                                                     John Fonseca
                                                     Chief Financial Officer

                                                     /S/JOHN FONSECA
                                                     ---------------------------