Form 10KSB
period 2002-12-31
TMP INLAND EMPIRE II LTD
filed 2003-03-31
CIK 885394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10 - KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2002

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
ITEM 1     DESCRIPTION OF BUSINESS

INTRODUCTION

The following discussion pertains to the Partnership prior to dissolution in December 2002.

TMP INLAND EMPIRE II, LTD., a California Limited Partnership (the “Partnership”), is a California Limited Partnership formed in August 1988, of which TMP Investments, Inc., a California Corporation, and TMP Properties, a California General Partnership, are the general partners (the “General Partners”). The Partnership was formed to acquire, from nonaffiliated persons, parcels of unimproved real property (the “Properties”) located primarily in San Bernardino County, California. A total of three properties were purchased. Two were sold and the proceeds distributed. The last remaining parcel (the “Property”) totaling 18.22 acres has been zoned commercial. On December 13, 2002 the Property was sold. As of December 31, 2002 the Partnership was dissolved.

Upon the sale of the last Property, the payment of all debts and the distribution of any remaining proceeds, less necessary reserves, to those persons entitled thereto pursuant to the Partnership’s Agreement of Limited Partnership (the “Partnership Agreement”), the Partnership will be dissolved.

The Partnership has been formed under the Revised Limited Partnership Act of the State of California. The Partnership Agreement governs the rights and obligations of the partners in the Partnership. The following statements concerning the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement.

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

LIABILITIES OF LIMITED PARTNERS/NONASSESSABILITY OF INTERESTS - The Partnership Agreement provides that the Limited Partners shall not be bound by, or be personally liable for, the expenses, liabilities, or obligations of the Partnership.

TERM AND DISSOLUTION - On December 13, 2002 the Property was sold. As of December 31, 2002 the Partnership was dissolved.

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

The Partnership owns or has owned the following properties:

Property          Date Purchased    Purchase Price    Date Sold    Sales Price
--------          --------------    --------------    ---------    -----------
Rialto I          11-04-88          $1,505,000        01-04-89     $2,250,000
Rialto II         11-22-88          $   827,000       09-22-89     $1,500,000
Fontana    1      10-28-88          $3,200,000        12-13-02     $2,700,000

Fontana 1 - The approximately 18.22 acres located at Baseline Avenue and Village Center Drive in Fontana, California was sold by the Partnership on December 13, 2002 for a sales price of $2,700,000. The City of Fontana purchased a strip of land along Baseline Avenue for storm drain facilities for $4,000. As of December 31, 2002 the Partnership was dissolved.

ITEM 3.     LEGAL PROCEEDINGS

There are no matters requiring disclosure under Item 3.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Registrants security holders during the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

As of December 31, 2002, there were approximately 558 record holders of Units. There is no other class of security outstanding or authorized. To the General Partners knowledge, there has not been, and currently there does not exist, any trading market for the Units. Accordingly, there was no trading activity during the fiscal years ended December 31, 1998 – 2002.

CASH DISTRIBUTIONS

No cash distributions were paid to the Limited Partners during the fiscal years ended December 31, 1998 thru 2001. On December 26, 2002 a total distribution of approximately $1,851,680 was paid. The General Partners received approximately $18,517 and the limited partners received approximately $1,833,163. A summary of the provisions of the Partnership Agreement regarding distributions of cash and allocations of net income and losses is set forth in Item 1 under the subcaption “Distributions, Net Income and Net Loss.”

ITEM 6.     SELECTED FINANCIAL DATA

The following table summarizes selected financial data of the Partnership for the five years ended December 31, 1998 - 2002, and should be read in conjunction with the more detailed financial statements contained in Item 8 below.

                                   (UNAUDITED)

                             YEARS ENDED DECEMBER 31
                  (Not Covered by Independent Auditor's Report)

                                        2002         2001           2000         1999           1998
                                        -----        ----           ----         ----           ----
Total Income                        $ 1,459,658  $     8,704   $     5,667   $     1,000   $         3
                                    ===========  ===========   ===========   ===========   ===========
Net Income (Loss)                   $ 1,152,010  $   (70,070)  $   (57,003)  $   (45,810)  $   (43,201)
                                    ===========  ===========   ===========     =========   ===========
Net Income (Loss) per Unit*         $    158.90  $     (9.66)  $     (7.86)  $     (6.32)  $     (5.96)
                                    ===========  ===========   ===========   ===========   ===========
Cash distribution per Unit*         $    255.40  $         -   $        -    $        -    $         -
                                    ===========    =========   ===========   ===========   ===========
Total assets                        $         0  $ 1,206,378   $ 1,273,215   $ 1,044,104   $ 1,034,390
                                    ===========  ===========   ===========   ===========   ===========

*(Based on 7,250 Units outstanding at December 31, 1998-2002)

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information that the Partnership's management believes is relevant to an assessment and understanding of the Partnership's results of operations and financial condition prior to dissolution of the Partnership in December 2002. This discussion should be read in conjunction with the financial statements and footnotes, which appear elsewhere in this Report.

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

Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto and with the Partnership's audited financial statements and notes thereto for the fiscal years ended December 31, 2002 and 2001.

On December 13, 2002 the Property was sold. As of December 31, 2002 the Partnership was dissolved.

The Partnership's management believes that inflation has not had a material effect on the Partnership's results of operations or financial condition.

Years Ended December 31, 2002 and 2001

The Partnership recognized interest income of $1,518 and $4,828 during the years ended December 31, 2002 and 2001, respectively. The Partnership also recognized $90,000 of income relating to the relief of debt owed Regal Realty for commissions (see Note 6) that the Partnership did not owe as of the dissolution date. The Partnership recognized $3,876 of revenues during the year ended December 31, 2001 relating to the rental of the property for a fireworks display.

Total expenses for the year ended December 31, 2002 compared with year ended December 31, 2001, increased by $228,074 due primarily to the increase of $231,200 in Participation Fee paid to PacWest, a related party, upon the sale of the Property in December 2002.

The City of Fontana purchased a strip of land along Baseline Avenue for storm drain facilities for $4,000 and an all cash offer for $2,700,000 from an outside party to purchase the remainder of the property was closed on December 13, 2002. The book value of the Property plus selling costs netted to $1,336,660. A gain of $1,367,340 is recorded in the accompanying Statements of Operations for the year ended December 31, 2002.

Liquidity and Capital Resources

Operations during the year ended December 31, 2002 utilized cash of approximately $319,900 while investing activities provided approximately $2,482,800. Cash proceeds of $2,704,000 from the sale of the Property were offset by the payment of development and carrying costs of unimproved land held for investment utilized cash of approximately $221,200. Financing activities utilized approximately $2,254,600 due to the payment of distributions of approximately $1,851,680 and the payoff of the Note Payable of $400,000. Advances from PacWest decreased by approximately $4,600 during the year ended December 31, 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed as a part of this Form 10-KSB:

(I)        For the fiscal years ended December 31, 2002 and 2001:

                                                                              Page No.
                                                                              --------

         Report of Independent Auditors                                         9

         Balance Sheets as of December 31, 2002 and 2001                        10

         Statements of Operations for the years ended
         December 31, 2002 and 2001                                             11

         Statements of Partners' Capital for the years ended
         December 31, 2002 and 2001                                             12

         Statements of Cash Flow for the years ended
         December 31, 2002 and 2001                                             13

         Notes to Financial Statements                                          14 - 19

         Financial Statement Schedules                                          20

         (no Schedule 2 has been included for the year ended December 31, 2002 due to the sale of all  properties as of that date)

         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the
         Financial Statements and Notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Partners
TMP Inland Empire II, Ltd.
(A California Limited Partnership)

We have audited the accompanying balance sheets of TMP Inland Empire II, Ltd. as of December 31, 2002 and 2001, and the related statements of operations, partners’ capital, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TMP Inland Empire II, Ltd. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Partnership was dissolved effective December 31, 2002.

SWENSON ADVISORS, LLP
An Accountancy Firm

Temecula, California
March 17, 2003

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                                 Balance Sheets
                           December 31, 2002 and 2001

                                               2002                   2001
                                               ----                   ----

                                     Assets

Cash                                       $           0       $      88,801
Due from PacWest (Note 5)                         35,977                   0
Prepaid Expenses                                       0               2,096
Investment In Unimproved Land, net (Note 1)            0           1,115,481
                                             -----------           ---------

   Total Assets                            $      35,977       $   1,206,378
                                            ============           =========

                        Liabilities and Partners' Capital

Accounts Payable                           $           0       $      11,297
Partnership Reserve (Note 1 and 5)                35,977                   0
Due to Affiliates (Note 5 and 6)                       0               4,612
Note Payable (Note 7)                                  0             400,000
Commission Payable to Affiliate (Note 6)               0              90,000
Franchise Tax Payable                                  0                 800
                                           -------------        ------------

             Total Liabilities                    35,977             506,709
                                           -------------        ------------

General Partners                                       0             (57,586)
Limited Partners                                       0             757,255
                                           -------------        ------------

             Total Partners' Capital                   0             699,669
                                           -------------        ------------

Total Liabilities and Partners' Capital    $      35,977       $   1,206,378
                                            ============        ============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Operations
                 For the Years Ended December 31, 2002 and 2001

                                                  2002              2001
                                                  ----            -------

Property Sales                             $   2,704,000      $            0

Cost of Property Sales                        (1,336,660)                  0
                                           --------------      -------------

  Net Gain on Property Sales                   1,367,340                   0
                                           -------------       -------------

Other Income
         Interest                                  1,518               4,828
         Other                                    90,000               3,876
                                             -----------       -------------

Total Income                                   1,458,858               8,704
                                             -----------       -------------

Expenses
         Accounting & Financial Reporting         25,352              26,261
         Outside Professional Services            46,412              11,109
         General & Administrative                  3,084                 604
            Decline in Market Value                    0              40,000
            Participation Fee                    231,200                   0
                                              ----------       -------------

Total Expenses                                   306,048              77,974
                                            ------------       -------------

Income (Loss) Before Income Taxes              1,152,810             (69,270)

State Franchise Tax                                 (800)               (800)
                                             ------------      --------------

Net Income (Loss)                          $   1,152,010       $     (70,070)
                                           =============       =============

Allocation of Net Income (Loss) (Note 4)

       General Partners, in the Aggregate  $      76,103       $        (701)
                                            ============        =============

       Limited Partners, in the Aggregate  $   1,075,907       $     (69,369)
                                            ============        =============

       Limited Partners, per Equity Unit   $      148.40       $       (9.57)
                                            ============        =============

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                         Statements of Partners' Capital
                 For the Years Ended December 31, 2002 and 2001

                                        General        Limited
                                        Partners       Partners        Total
                                        --------      ---------       ------

Partners' (Deficit) Capital,        $     (56,885)  $    826,624    $   769,739
December 31, 2000

Net Loss for 2001                            (701)       (69,369)       (70,070)
                                             -----       --------       --------

Partners' (Deficit) Capital,        $     (57,586)  $    757,255    $   699,669
December 31, 2001

Distributions 2002                        (18,517)    (1,833,162)    (1,851,679)

Net Income for 2002                        76,103      1,075,907      1,152,010
                                           ------      ---------      ---------

Partners' (Deficit) Capital,
December 31, 2002                   $           0   $          0    $         0
                                    =============   ============    ===========

                 See Accompanying Notes to Financial Statements

                           TMP INLAND EMPIRE II, LTD.
                        A California Limited Partnership

                            Statements of Cash Flows
                 For the Years Ended December 31, 2002 and 2001

                                                  2002                2001
                                               -------              ------

Cash Flows from Operating Activities:
Net Income (Loss)                              $  1,152,010    $   (70,070)
Gain on Property Sales                           (1,367,340)             0
Decline in Market Value                                   0         40,000
Adjustments to Reconcile Net Loss to Net Cash
  (Used In) Operating Activities:
     (Decrease) in Commissions Payable              (90,000)             0
     (Decrease) Increase in Due to Affiliates        (4,612)            81
     (Decrease) Increase in Accounts Payable        (11,297)         3,152
     (Decrease) in Franchise Tax Payable               (800)             0
     Decrease (Increase) in Prepaid Expenses          2,096         (2,096)
                                               ------------    ------------
        Net Cash (Used In) Operating Activities    (319,943)       (28,933)
                                               -------------   ------------

Cash Flows from Investing Activities:
       Proceeds from Property Sales               2,704,000              0
       Increase in Investment in Unimproved
       Land                                        (221,179)       (58,206)
                                               -------------       --------
          Net Cash Provided By (Used In)
                   Investing Activities           2,482,821        (58,206)
                                               ------------        --------

Cash Flows from Financing Activities:
       Distributions to Partners                 (1,851,679)             0
       Payments on Note Payable                    (400,000)             0
                                               -------------   -----------
          Net Cash (Used In) Financing
          Activities                             (2,251,679)             0
                                               -------------   -----------

Net (Decrease) Increase In Cash                     (88,801)       (87,139)

Cash, Beginning of Period                            88,801        175,940
                                               ------------    -----------

Cash, End of Period                            $          0    $    88,801
                                                ===========     ==========

Supplemental Disclosure of Cash Flow Information:

Cash Paid for Taxes                            $        800    $       800
                                               ============    ===========

=
Cash Paid for Interest                         $     44,000    $    48,000
                                               ============    ===========

                 See Accompanying Notes to Financial Statements

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 1 - General and Summary of Significant Accounting Policies

General - TMP Inland Empire II, Ltd. (the Partnership) was organized in 1988 in accordance with the provisions of the California

Uniform Limited Partnership Act for the purpose of acquiring, developing and operating real property in the Inland Empire area of Southern California

Termination of the Partnership - On December 13, 2002 the remaining Property of the Partnership was sold and the Partnership was dissolved as of December 31, 2002. In accordance with the Financing Agreement (see Note 5), PacWest is obligated to pay to the Partnership the deficit capital account of the General Partners, which is $35,977.

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

Concentration - All unimproved land parcels held for investment are located in the Inland Empire area of Southern California. The eventual sales price of all parcels is highly dependent on the real estate market condition in that geographical area. The Partnership attempts to mitigate any potential risk by

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 1 - General and Summary of Significant Accounting Policies (continued)

continually monitoring the market conditions and holding the land parcels through any periods of declining market conditions.

Special Allocations - Net Income for the year ended December 31, 2002 has been specially allocated so that any partner deficit capital accounts will be eliminated.

Income Taxes – The entity is treated as a partnership for income tax purposes and accordingly any income or loss is passed through and taxable to the individual partners. Accordingly, there is no provision for federal income taxes in the accompanying financial statements. However, the minimum California Franchise Tax payable annually by the Partnership is $800.

Recent Authoritative Pronouncements- In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership adopted SFAS No. 144 beginning January 1, 2002. There was no impact to the financial statements since the long-lived assets had previously been recorded at the lower of cost or market value, less disposal costs.

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

The Partnership originally acquired three separate parcels of real property in San Bernardino County, California. The properties were to be held for investment, appreciation, and ultimate sale and/or improvement of all or portion thereof, either alone or in conjunction with a joint venture partner. Two of the three properties were sold in 1989 and the remaining property was sold in 2002.

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
December 31, 2002 and 2001

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

Note 4 - Allocation of Profits, Losses and Cash Distributions

Profits, losses, and cash distributions are allocated 99 percent to the limited partners and 1 percent to the General Partners. As of December 31, 2002 the Partnership has been dissolved and therefore an additional allocation of profits was made to the General Partners to offset their deficit capital account. There were no distributions in 2001. On December 26, 2002 a total distribution of $1,851,679 was paid. The General Partners received $18,517 and the limited partners received $1,833,163.

Note 5 - Agreements with PacWest

In March 1998, the General Partners entered into an agreement (the Financing Agreement) with PacWest, whereby PacWest paid a total of $300,000 to the General Partners and ten other related partnerships (the TMP Land Partnerships). In addition, PacWest agreed to pay up to an additional $300,000 for any deficit capital accounts for these 11 partnerships in exchange for the rights to the General Partners’ distributions; referred to as a “distribution fee” as defined by the Financing Agreement. PacWest is obligated to pay the amount of the General Partners’ deficit capital account, prior to dissolution, to the Partnership. This amount is recorded as a receivable from PacWest in the accompanying Balance Sheets as of December 31, 2002.

In 1998, PacWest agreed to loan and/or secure a loan for the TMP Land Partnerships in the amount of $2,500,000 and PacWest entered into the Management Agreement with the General Partners to provide the Partnership with overall management, administrative and consulting services. Effective August 1, 2000, the Partnership entered into the First Amendment to the Management Agreement (“First Amendment”). The purpose of the First Amendment was to clarify and define certain language and the terms of the provisions of the Management Agreement.

Pursuant to the Financing Agreement, PacWest has acquired the General Partners’ unsubordinated 1% interest in the Partnership and assumed responsibility for all partnership administration while not replacing any of the General Partners.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

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

As of December 31, 2001 the Partnership had a payable of $4,531 to the General Partners and an affiliated company. On December 20, 2002 the Partnership paid these amounts.

As of December 31, 2001, $90,000 was payable to Regal Realty, a company wholly owned by Scott E. McDaniel, for services rendered relating to sales of properties prior to 1990. Mr. McDaniel is a partner of TMP Properties and he was a shareholder of TMP Investments, Inc. until September 1993 when he sold his shares to Mr. Passo and Mr. Thompson. Ultimate payment of this amount is contingent on the limited partners receiving an amount equal to their capital contributions plus a cumulative, non-compounded return of 6% per annum on their adjusted capital contributions. As of December 31, 2002 the limited partners had not received such a return and therefore this amount was not paid.

See Note 5 regarding information on management of the Partnership during 2002.

Note 7 - Note Payable

On July 12, 2000, the Partnership borrowed $400,000 from a private party. The note was secured by a deed of trust on the parcel of land owned by the Partnership in Fontana, California. The note was due on August 1, 2003. The first payment was due on August 1, 2000 in the amount of $2,580 representing interest from July 13, 2000 through July 31, 2000. Interest accrued at 12% per annum payable in monthly installments of $4,000 beginning August 1, 2000. During 2002 and as of December 31, 2001, $114,581 and $70,581 of interest had been capitalized to investment in unimproved land. On October 4, 2002, $200,000 was paid to the private party as a reduction of the principal amount of the note. Payments of $4,000 were made in October and November 2002. The note was paid in full upon the sale of the Property on December 13, 2002.

Note 8 - Decline in Market Value

During the year ended December 31, 2001, the Partnership experienced a loss due to the write-down in value of Partnership land of $40,000. The decline in land value was due to the downturn in the real estate market applicable to this property’s location.

TMP INLAND EMPIRE II, LTD
A California Limited Partnership

Notes to the Financial Statements
December 31, 2002 and 2001

Note 9 - Property Sales

In December 2002, the City of Fontana purchased a strip of land along Baseline Avenue for storm drain facilities for $4,000 and an outside party purchased the remainder of the property for $2,700,000.

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
                                                 For the Year Ended December 31, 2001

-----------------------------------------------------------------------------------------------------------------------------------
COLUMN        A                    B              C           D              E             F             G           H         I
-----------------------------------------------------------------------------------------------------------------------------------

                                           COSTS CAPITALIZED
                                               SUBSEQUENT                  Gross
                                             TO ACQUISITION              amount at                                        Estimated
                                           Initial              Carrying  which Carried Accumulated   Date of      Date  Depreciable
Description of Assets         Encumbrances    Cost   Improvement  Cost   at Year-End   Depreciation  Construction  Acquired   Life
-----------------------------------------------------------------------------------------------------------------------------------

Unimproved land - Fontana, CA $400,000  $ 3,427,133   $ -0-    $ 387,963  $ 3,815,096     -0-           N/A       10/28/88    N/A
                               =======    =========     ===      =======    =========     ===

                                          Less valuation allowance:       $ 2,699,615
                                                                          -----------

                                          Net carrying value              $ 1,115,481
                                                                          ===========

Reconciliation of carrying amount
---------------------------------

Beginning balance                                $  1,097,275

Reductions:
   Increase in Valuation Allowance                    (40,000)
Additions:
  Carrying Costs                                       58,206
                                                  -----------

Ending balance                                    $ 1,115,481
                                                    =========

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

WILLIAM O. PASSO, 61, is a Director and the President of TMP Investments Inc. He practiced law for 18 years, has been a licensed real estate broker since 1974 and holds registered representative and general principals securities licenses through the National Association of Securities Dealers, Inc. Mr. Passo received his Juris Doctorate Degree from UCLA School of Law in 1967. He has been a senior partner first of Passo, Yates, and Nissen until 1975, then of Passo & Davis until March 1983 when he resigned from the partnership to take a leading role in the management of the affairs of TMP Properties.

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

SCOTT E. MCDANIEL, 56, is a General Partner of TMP Properties. He is a graduate of the U.S. Naval Academy at Annapolis, majoring in engineering. Mr. McDaniel is a California licensed general contractor and has been a licensed California real estate broker since 1976. He was the founder and President of Scott E. McDaniel, Inc. (dba Regal Realty). Mr. McDaniel has developed office complexes and industrial space in Southern California and has personally brokered over $125 million of real estate since 1982. Through an affiliated company, DeVille Construction Co. Inc., Mr. McDaniel has directed general contracting operations in Southern California since 1982.

ANTHONY W. "TONY" THOMPSON, 56 is Director and Vice-President of TMP Investments Inc. A graduate of Sterling College in 1969, with a Bachelors Degree in Science and Economics, Mr. Thompson holds the professional designations of Charter Life Underwriter and chartered Financial Consultant from the American College. Mr. Thompson is a registered principal with the NASD and is a principal in TMP Capital Corp., a NASD registered Broker Dealer. Mr. Thompson has been involved in the securities and the real estate investment fields since 1970, and a General Partner of TMP since its formation in 1978. Mr. Thompson's primary responsibility is marketing TMP offerings through the broker dealer community.

ITEM 11. EXECUTIVE COMPENSATION

During the period since the formation of the Partnership (August 15, 1988) through the fiscal year ended December 31, 2002, the Partnership paid fees to the General Partners for various services in the amount of $76,887 of which none was paid during the year ended December 31, 2002. In addition, the General Partners received collectively $39,787 as their share of partnership distributions. (See Item 13. “Certain Relationships and Related Transaction”.) The Partnership has no officers or employees and, therefore, paid no other compensation other than that paid to the General Partners as indicated above.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2002, the Partnership had 7,250 units of Units issued and outstanding. To the knowledge of the General Partners, no person beneficially owns more than 5% of the Units. The following table set forth the number of Units beneficially owned as of December 31, 2002 by each officer, director and general partner of the General Partners and by all such persons as a group.

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
(2 persons, including the above)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

The following information summarizes the forms and amounts of compensation (some of which involve cost reimbursements) paid either by the Partnership, or others, to the General Partners and their affiliates since the formation of the Partnership (August 15, 1988) through the fiscal year ended December 31, 2002. The information under “Summary of Compensation” below also describes the amounts of compensation to be paid to the General Partners and their affiliates in the future. None of these amounts were determined by arm’s-length negotiations. Reference is also made to the Notes to the Financial Statements included elsewhere in this Form 10-KSB for additional information regarding transactions with affiliates.

OFFERING AND ORGANIZATION STAGE OF PARTNERSHIP

                                                                                Amount Paid from
Form of Compensation                                                            Formation through
and Recipient                       Description of Payment                      December 31, 2002
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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)     For a listing of financial statements, reference is made to Item 8 included in this Form 10-KSB

(b) The Registrant filed no reports on Form 8K during the fourth quarter of the fiscal year ended December 31, 2002.

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

Date: March 17, 2003

                  TMP Inland Empire II, Ltd.
                  A California Limited Partnership

                  By: TMP Investments, Inc., a California Corporation, as
                  Co-General Partner

                  By:
                      -------------------------------
                  William O. Passo, President

                  By:
                      -------------------------------
                  Anthony W. Thompson, Exec. VP

                  By: TMP Properties, a California General Partnership, as
                  Co-General Partner

                  By:
                      -------------------------------
                  William O. Passo, General Partner

                  By:
                      -------------------------------
                  Anthony W. Thompson, General Part  ner

                  By:
                      -------------------------------
                  Scott E. McDaniel, General Partner

                  By: JAFCO, Inc., a California Corporation, as Chief Accounting
                  Officer

                  By: _____________________
                  John A. Fonseca, President